Form 10KSB40
period 2001-12-31
MILLENNIUM BANKSHARES CORP
filed 2002-04-01
CIK 1158678

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001
                         Commission file number 0-49611

                       MILLENNIUM BANKSHARES CORPORATION
                 (Name of Small Business Issuer in its Charter)

                 Virginia                                54-1920520
       (State or Other Jurisdiction                   (I.R.S. Employer
    of Incorporation or Organization)               Identification No.)

          1601 Washington Plaza
             Reston, Virginia                              20190
 (Address of Principal Executive Offices)                (Zip Code)

                                 (703) 464-0100
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                   Name of Each Exchange
         Title of Each Class                       on Which Registered
         -------------------                       -------------------

                 None                                      n/a

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $5.00 per share
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

      Yes                No    X         (not subject to such filing requirements for 90 days)
          ---------         ---------

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's gross income for its most recent fiscal year was $10,044,030.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing sales price of such stock on March 28, 2002 was approximately $22,099,572. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         The number of outstanding shares of Common Stock as of March 29, 2002 was 3,685,478.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the 2002 Annual Meeting of Shareholders - Part III

                                TABLE OF CONTENTS

                                     PART I

                                                                           Page

ITEM 1.  DESCRIPTION OF BUSINESS............................................ 3

ITEM 2.  DESCRIPTION OF PROPERTY........................................... 13

ITEM 3.  LEGAL PROCEEDINGS................................................. 14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
           OF SECURITY HOLDERS............................................. 14

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS............................................. 14

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS............................. 15

ITEM 7.  FINANCIAL STATEMENTS.............................................. 34

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE.......................... 34

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS; COMPLIANCE WITH SECTION
           16(a) OF THE EXCHANGE ACT....................................... 34

ITEM 10. EXECUTIVE COMPENSATION............................................ 34

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT........................................... 35

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................... 35

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.............................35

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         Millennium Bankshares Corporation is a bank holding company headquartered in Reston, Virginia. We were incorporated in 1998 and began operations in April 1999. We provide commercial and consumer banking services through our principal operating subsidiary, Millennium Bank, N.A. At December 31, 2001, we had total consolidated assets of $205.5 million, deposits of $188.6 million and stockholders' equity of $11.5 million.

         We presently operate banking offices in Reston, Great Falls and Herndon, Virginia. All of our banking offices are situated in Fairfax County, Virginia, just west of Washington, D.C. Many technology companies have established large operations in our area. The population of Fairfax County grew from 818,584 in 1990 to 968,225 in 2000. We plan to open additional branch banking offices in Reston, Virginia, and Richmond, Virginia, in the middle of 2002.

         We are a community bank providing a broad range of commercial and retail banking services designed to meet the needs of businesses and consumers in the communities we serve. We emphasize local decision making within our organization and provide attentive personal service to our customers. By combining the technological support and products and services that our customers demand with direct access to senior management and responsive customer service, we seek to foster a business and consumer banking environment that allows us to effectively compete in our particular market with other financial institutions of all sizes.

         Even though we are a small bank, we seek to provide our customers with the technological support that banking in today's market requires. We offer 24 hour a day, seven day a week Internet banking services. These services allow consumers and businesses the ability to view accounts, make transfers, submit wire transfer requests, pay bills and stop payment of checks. The most popular feature is the ability for customers to view their cancelled checks over the Internet.

         We are expanding our Internet services in early 2002 to include synchronization with Millennium Bank through financial management software. Customers will be able to synchronize their accounts at Millennium with their money management software directly over the Internet. Bill-payment services from the money management software over the Internet will be available to our customers in the spring of 2002.

         We conduct almost all of our business through Millennium Bank and its wholly and majority owned subsidiaries. These subsidiaries, which originate, process, and underwrite first and second residential mortgage loans, are listed in the following table. These subsidiaries are not material to Millennium or Millennium Bank.


                                                                                                     Date
Subsidiary                            Location                Nature of Business                 Established
Millennium Capital                    Reston, VA              Wholesale and Retail Lending       May 1999
Millennium Residential Funding        Owings Mills, MD        Retail Lending                     March 2001
Millennium Wholesale Lending          Reston, VA              Wholesale Lending                  May 2001
Millennium Nationwide                 Irvine, CA              Retail Lending                     November 2001
Millennium Sunbelt Mortgage           Las Vegas, NV           Retail Lending                     December 2001


         Millennium Bankshares Corporation is the sole shareholder of Millennium Brokerage Services, Inc., which offers securities brokerage services, financial analysis, professional money management, stocks, bonds and mutual funds through UVEST. Millennium Insurance Services, Inc. is also a wholly owned subsidiary that receives revenues as a result of insurance relationships established on behalf of this company. Additionally, Millennium e-Banking Solutions, L.L.C. is a subsidiary of Millennium Bankshares Corporation in which we are majority owner. This entity is currently testing a proprietary financial software solution through Millennium Bank.

Strategy

         Our strategy for building long term value for our shareholders is to consistently grow our assets and generate non-interest income through the sale of mortgage loans. Concurrently, we plan to expand our branch banking network to lower our cost of funds and diversify our loan portfolio with local retail consumer and commercial business. At present, we use brokered deposits to fund mortgage loans held for sale. This method of funding decreases our net interest margin. We plan to open additional branch banking offices in northern Virginia and increase our commercial clientele, traditionally a source for large non-interest bearing deposits. We believe that this growth will result from our ability to attract new customers, including businesses and consumers who were customers of companies that have recently consolidated in our region yet desire the personal service of a community bank. These local retail deposits will replace brokered deposits and allow us to increase our net interest margin. To achieve these goals, we plan to take the following steps.

       * Emphasize Mortgage Lending. Presently, we are rapidly expanding our mortgage lending activities through Millennium Bank and other Millennium subsidiaries. Loans retained in our mortgage loan portfolio, and income from the sale of loans has increased steadily. Mortgage loans held for sale as of December 31, 2001 were $77.4 million, an increase of $42.8 million over year end 2000.

              Second mortgage loans historically were the predominant product in the mortgage loan portfolio. We hold these loans only for thirty to sixty days before we sell them. Even though we do not hold second mortgage loans as long term investments, the interest earned during the thirty to sixty days that we hold these loans has generated above normal spreads over the cost of funds.

              Increases and decreases in our mortgage banking income (which consists primarily of gains on sales of mortgage loans) tend to offset decreases and increases in the net interest margin. In a climate of lower or declining interest rates, our net interest margin will tend to decrease as the yield on interest earning assets decreases faster than the cost of interest bearing liabilities. Mortgage banking income, in contrast, tends to increase in times of lower or declining interest rates, as refinancing activity leads to an increase in mortgage loan originations. In a climate of rising or higher interest rates, the net interest margin will tend to increase, while a decrease in mortgage loan originations leads to a decrease in mortgage banking income.

              We will continue to evaluate approaches that will increase mortgage loan volume, including, but not limited to increased lending from within Millennium Bank, additional operating subsidiaries, and expanded product offerings.

       * Expand Our Branch Network. In 2001, we opened our second banking office in Great Falls, Virginia and our third office in Herndon, Virginia. We plan to open a fourth banking office in Reston, Virginia in spring 2002.

              Loan production is presently being funded to a large degree by brokered deposits. At December 31, 2001, deposits from these sources represented $103.0 million, compared to $40.3 million at December 31, 2000. Funding loans in this fashion may result in a decreased net interest margin. With our branch banking growth strategies in select communities throughout northern Virginia, we will attempt to reduce our cost of funds while continuing to grow our loan portfolio. Offices will be positioned in communities with moderate median incomes and a high concentration of commercial business surrounding the location, which is intended to result in a lower cost of funds.

       * Emphasize commercial banking products and services. Small-business commercial customers are a source of prime-based loans and fee income from cash management services, but low cost deposits which we require to continue to fund our aggressive growth. From December 31, 2000 to December 31, 2001 our commercial loan portfolio grew from $15.1 million to $24.6 million. At December 31, 2001 commercial deposit accounts totaled $31.9 million, of which $25.4 million were non-interest bearing demand deposits. At December 31, 2000, commercial demand deposits were $11.8 million.

              We have been able to build a commercial business base because our staff of bankers is continually seeking opportunities to network within the local business community. Additionally, the Chief Executive Officer of Millennium Bank has over three decades of commercial banking experience in our local market area, bringing both a strong understanding of commercial banking needs and a sound customer base to the table. Significant further growth in this banking area will depend on expanding our lending staff. Small business lending is also advantageous because certain loans are eligible for guarantees from the Small Business Administration. The bank has applied for Preferred Lender status with the Small Business Administration, which would allow us to internally approve Small Business Administration loans.

              Our strategic plans include targeting larger commercial customers. At the present time, our legal lending limit is below the level necessary to serve the borrowing requirements of these customers. We are able, however, to participate loans to other banks, which generally facilitates the borrowing needs of larger commercial customers. The additional capital from this offering will increase our legal lending limit to approximately $2.8 million. We expect that the increase in our legal lending limit will be ample to accommodate the borrowing needs of customers in our target market, including larger commercial customers.

Market Area

         Millennium is headquartered in Fairfax County, Virginia. This area had a population of approximately 968,225 in 2000 and is expected to grow to just under 1.1 million by 2010. We are located in northern Virginia approximately 20 miles west of Washington, D.C. and 115 miles north of Richmond, Virginia. We are situated in the new "Silicon Valley of the East" known as the Dulles Corridor which is home to companies such as America Online, MCI, TRW, and others. Our branch banking offices are located in this area. Our target market for commercial lending remains in northern Virginia. Residential mortgage loans are marketed on a national basis.

Competition

         Millennium is headquartered in the Reston-Herndon market area where there is a very limited community bank presence. It is a community serviced by the branches of large regional banks that are headquartered, for the most part, in cities outside the Washington Metropolitan area. Our market area is a highly competitive, highly branched banking market. We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Fairfax County market area and elsewhere.

         Competition in the market area for loans to small businesses and professionals is intense, and pricing is important. Most of our competitors have substantially greater resources and lending limits than Millennium. Many competitors offer services, such as extensive branch networks and trust services, that we currently do not provide. Moreover, larger institutions operating in the northern Virginia market have access to borrowed funds at lower costs than are available to Millennium. Deposit competition among institutions in the market area also is strong. As a result, it is possible that we will pay above-market rates to attract deposits. According to a market share report prepared by the FDIC, we held 0.53% of deposits in the Fairfax County market as of June 30, 2001, the most recent date for which market share information is available.

Credit Policies

         The principal risk associated with each of the categories of loans in Millennium's portfolio is the creditworthiness of its borrowers. Within each category, credit risk is increased or decreased, depending on prevailing economic conditions. In an effort to manage the risk of loans made in Millennium's portfolio, our policy gives loan approval limits to individual officers based on their position and experience. Loans that are held for sale are underwritten to investor guidelines. All fixed rate residential first mortgage loans are pre-sold prior to settlement on the loan.

         Millennium has written policies and procedures to help manage credit risk. Millennium has implemented a loan review process that includes portfolio management strategy, underwriting standards and risk assessment guidelines, procedures for ongoing identification and management of credit deterioration, and regular portfolio reviews to establish loss exposure and to ascertain compliance with Millennium's policies.

         Millennium uses an Officers Loan Committee and Directors Loan Committee to approve loans. The Officers Loan Committee, which consists of the Chairman and additional officers, meets as necessary to review most applications for loans that are intended to be held in the portfolio. A Directors Loan Committee, which currently consists of ten directors, approves loans in excess of $750,000 that have been previously approved by the Officers Loan Committee. The Directors Loan Committee also reviews lending policies proposed by Management.

         We obtain small business and commercial loans through direct solicitation of owners and continued business from customers. Completed commercial loan applications are reviewed by Millennium's loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If commercial real estate is involved, information is also obtained concerning cash flow after debt service. Loan quality is analyzed based on Millennium Bank's experience and its credit underwriting guidelines, as well as guidelines issued by the Office of the Comptroller of the Currency and purchasers of loans.

         Residential loan originations come primarily from walk-ins, direct mail solicitations, Internet advertising, and wholesale and correspondent relationships. We have chosen to retain in our portfolio many of our residential mortgage loans on properties located in our local market. In addition, we are actively seeking non-conforming one-to-four family adjustable-rate mortgages that do meet all of our secondary marketing guidelines which we may hold for sale longer than other products. Loans held for sale are conforming and non-conforming fixed rate first and second mortgage loans with 80% to 125% loan to value.

         In the normal course of business, Millennium makes various commitments and incurs certain contingent liabilities which are disclosed in the footnotes of its annual financial statements, including commitments to extend credit. At December 31, 2001, commitments to extend credit totaled $12.6 million.

Commercial Lending

         General. Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields. To manage these risks, Millennium generally secures appropriate collateral, obtains personal guarantees from principals, and monitors the financial condition of its business borrowers. The availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate. All commercial loans made by Millennium have recourse under the terms of the promissory note. At December 31, 2001, commercial loans totaled $24.6 million, or 14.1% of the total loan portfolio.

         Millennium has implemented a credit review and monitoring system to review the cash flow of commercial borrowers. Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from his employment and other income and are secured by real estate whose value tends to be easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower's ability to make repayment from cash flow from its business and are secured by assets, such as commercial real estate, accounts receivable, equipment and inventory.

         Real Estate Loans. Commercial real estate loans may be secured by various types of commercial real estate in Millennium's market area, including multi-family residential buildings, commercial buildings and offices, small shopping centers and churches. In its underwriting of commercial real estate, Millennium may lend up to 80% of the secured property's appraised value. Millennium's commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower's creditworthiness and prior credit history and reputation, and Millennium generally requires personal guarantees or endorsements of borrowers.

         Construction Loans. Our loan policy allows for local construction loans, primarily to individual small builders on a limited basis. At December 31, 2001, there were no construction and land development loans outstanding in the commercial loan portfolio. Millennium will obtain a first lien on the property as security for its construction loans and personal guarantees from the borrower's principal owners.

         Small Business Lending. Today, the principal activity of Millennium Bank's commercial loan division is the origination of commercial mortgage and non-mortgage loans to small and medium sized businesses. Millennium regularly uses various loan guarantee loan programs offered through the Small Business Administration, including the 504 loan program, which is intended to help small and medium sized businesses avoid large down payments and floating interest rates that are typically associated with purchases of fixed assets used to expand operations. Whenever possible, the 504 loan program provides long-term and fixed rate financing for investment in fixed assets, primarily real estate and large/heavy equipment. At December 31, 2001, Small Business Administration loans were 1.1% of the commercial loan portfolio.

One-to-Four-Family Residential Real Estate Lending

         Millennium makes residential loans and sells them to investors in the secondary mortgage market. We originate both conforming and non-conforming single-family loans. Mortgage lending occurs in our banking offices as well as through our mortgage banking subsidiaries of Millennium Bank located in Reston, Virginia, Owings Mills, Maryland, Irvine, California, and Las Vegas, Nevada.

         Millennium retains in its portfolio loans secured by one-to-four-family residences, some of which are located in its market area. We also retain non-conforming adjustable rate mortgages for an unspecified period of time for consumers that do not reside in our market area. These loans are eligible for sale at a later time.

         Millennium evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. Millennium makes first mortgage loans in amounts of up to 100% of the appraised value of the underlying real estate, but retains in our portfolio loans with an 80% or less appraised value. We retain some second mortgage loans secured by property in our market area, as long as the loan to value ratio does not exceed 95%. If the loan to value ratio exceeds 95% or the property is outside our market area, the loan is sold in the secondary market. Second mortgage loans with a loan to value ratio over 95% are underwritten to institutional investor guidelines and pre-sold. For conventional loans in excess of 80% loan to value, private mortgage insurance is secured insuring the mortgage loans to 75% loan to value.

         Millennium's current one-to-four-family residential adjustable rate mortgage loans have interest rates that adjust every 1, 3, 5, or 7 years, generally in accordance with the rates on one-year U.S. Treasury bills. Millennium's adjustable rate mortgage loans generally limit interest rate increases to 2% each rate adjustment period and have an established ceiling rate at the time the loans are made of up to 6% over the original interest rate. Borrowers are qualified at the first year interest rate plus 2%. To compete with other lenders in its market area, Millennium makes one-year adjustable rate mortgage loans at interest rates which, for the first year, are below the index rate which would otherwise apply to these loans. At December 31, 2001, $55.7 million, or 56.3%, of Millennium's loan portfolio consisted of adjustable rate mortgage loans. There are risks resulting from increased costs to a borrower as a result of the periodic repricing mechanisms of these loans. Despite the benefits of adjustable rate mortgage loans to an institution's asset/liability management, they pose additional risks, primarily because as interest rates rise, the underlying payments by the borrowers rise, increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. We minimize these risks by underwriting these loans to be sold in the secondary mortgage market.

         Millennium requires title opinions and fire and casualty insurance coverage, as well as title insurance and flood insurance where appropriate, to protect Millennium's interest. The cost of this insurance coverage is paid by the borrower. Millennium typically requires escrows for taxes and insurance.

Consumer Lending

         Millennium offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans, letters of credit, and home equity loans. Such loans are generally made to customers with which Millennium has a pre-existing relationship.

         Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The underwriting standards employed by Millennium for consumer loans include a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income for primary employment, and additionally from any verifiable secondary income. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes an analysis of the value of the security in relation to the proposed loan amount.

Employees

         At December 31, 2001, Millennium had the equivalent of 88 employees, four of which are part-time employees. None of Millennium's employees are represented by any collective bargaining unit.

Supervision and Regulation

         General. As a bank holding company, Millennium is subject to regulation under the Bank Holding Company Act of 1956 and the examination and reporting requirements of the Board of Governors of the Federal Reserve System. Under the Bank Holding Company Act, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve. The Bank Holding Company Act also generally limits the activities of a bank holding company to that of banking, managing or controlling banks, or any other activity that is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities.

         As  a  national  bank,   Millennium  Bank  is  subject  to  regulation,
supervision and examination at the federal level by the Office of the Comptroller of the Currency. Millennium Bank is also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation. State and federal law also governs the activities in which Millennium Bank engages, the investments that it may make and the aggregate amount of loans that it may grant to one borrower. Various consumer and compliance laws and regulations also affect Millennium Bank's operations.

         The earnings of Millennium's subsidiaries, and therefore the earnings of Millennium, are affected by general economic conditions, management policies, changes in state and federal legislation and actions of various regulatory authorities, including those referred to above. The following description summarizes the significant state and federal laws to which Millennium and Millennium Bank are subject. To the extent that statutory or regulatory provisions or proposals are described, we qualify the description in its entirety by reference to the particular statutory or regulatory provisions or proposals.

         Payment of Dividends. Millennium is a legal entity separate and distinct from its banking and other subsidiaries. Virtually all of Millennium's revenues will result from dividends paid to Millennium by Millennium Bank. Millennium Bank is subject to laws and regulations that limit the amount of dividends it can pay. Under OCC regulations, a national bank may not declare a dividend in excess of its undivided profits, which means that Millennium Bank must recover any start-up losses before it may pay a dividend to Millennium. Additionally, Millennium Bank may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by Millennium Bank in any calendar year exceeds the total of Millennium Bank's retained net income of that year, combined with its retained net income of the two preceding years, unless the dividend is approved by Millennium Bank's federal regulator. Millennium Bank may not declare or pay any dividend if, after making the dividend, it would be "undercapitalized", as defined in federal regulations.

         In addition, both Millennium and Millennium Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition.

         Insurance of Accounts, Assessments and Regulation by the FDIC. The deposits of Millennium Bank are insured by the FDIC up to the limits set forth under applicable law. The deposits of Millennium Bank are subject to the deposit insurance assessments of the Bank Insurance Fund of the FDIC.

         The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors (including supervisory evaluations). Depository institutions insured by the Bank Insurance Fund that are "well capitalized" and that present few or no supervisory concerns are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance, while all other banks are required to pay premiums ranging from .03% to .27% of domestic deposits. These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time. However, because the legislation enacted in 1996 requires that both Savings Association Insurance Fund insured and Bank Insurance Fund-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation, the FDIC is assessing Bank Insurance Fund-insured deposits an additional 1.30 basis points per $100 of deposits to cover those obligations.

         The FDIC is authorized to prohibit any Bank Insurance Fund-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution's primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances that could result in termination of Millennium Bank's deposit insurance.

         Capital. Each of the OCC and the Federal Reserve has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, Millennium and Millennium Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit), of 8%. At least half of the total capital must be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance ("Tier 2 capital" which, together with "Tier 1 capital", composes "total capital").

         In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization's overall safety and soundness.

         The risk-based capital standards of each of the OCC and the Federal Reserve explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization's capital adequacy.

         Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event that the depository institution is insolvent or is in danger of becoming insolvent. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the "cross-guarantee" provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the deposit insurance funds. The FDIC's claim for reimbursement under the cross guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institutions.

         The federal banking agencies also have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. As of December 31, 2001, Millennium and Millennium Bank were classified as well-capitalized.

         Federal and state banking regulators also have broad enforcement powers over Millennium Bank, including the power to impose fines and other civil and criminal penalties, and to appoint a conservator.

         Community Reinvestment. The requirements of the Community Reinvestment Act are also applicable to Millennium Bank. The Community Reinvestment Act imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution's efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to twelve assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. To the best knowledge of Millennium Bank, it is meeting its obligations under the Community Reinvestment Act.

         Interstate Banking and Branching. Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Effective June 1, 1997, a bank headquartered in one state was authorized to merge with a bank headquartered in another state, as long as neither of the states has opted out of such interstate merger authority prior to such date. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

         Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 was signed into law on November 12, 1999. The Act covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. Most of the Act's provisions require the federal bank regulatory agencies and other regulatory bodies to adopt regulations to implement the Act, and for that reason an assessment of the full impact on Millennium of the Act must await completion of that regulatory process.

         The Act repeals sections 20 and 32 of the Glass-Stegall Act, thus permitting unrestricted affiliations between banks and securities firms. The Act also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, brokerage, investment and merchant banking, and insurance underwriting, sales and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act rating.

         The Act provides that the states continue to have the authority to regulate insurance activities, but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage in insurance sales, solicitations or cross-marketing activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in certain areas identified in the Act. The Act directs the federal bank regulatory agencies to adopt insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures.

         The Act adopts a system of functional regulation under which the Federal Reserve is confirmed as the umbrella regulator for financial holding companies, but financial holding company affiliates are to be principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates and state insurance regulators for insurance affiliates. The Act repeals the broad exemption of banks from the definitions of "broker" and "dealer" for purposes of the Securities Exchange Act of 1934, but identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a "broker", and a set of activities in which a bank may engage without being deemed a "dealer". The Act also makes conforming changes in the definitions of "broker" and "dealer" for purposes of the Investment Company Act of 1940 and the Investment Advisers Act of 1940.

         The Act contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. The Act provides that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The Act also provides that the states may adopt customer privacy protections that are more strict than those contained in the Act. The Act also makes a criminal offense, except in limited circumstances, obtaining or attempting to obtain customer information of a financial nature by fraudulent or deceptive means.

ITEM 2.  DESCRIPTION OF PROPERTY

         Millennium conducts its business from its main office in Reston, Virginia, two branch banking offices and two residential lending offices. Majority owned subsidiaries occupy space that is not an obligation of Millennium and contractually provided by the minority owner. The following table provides certain information with respect to our properties:


                               Date Facility                        Ownership and
     Location                     Opened                         Leasing Arrangements
     --------                     ------                         --------------------
     Main Office:

     1601 Washington Plaza         1999           Leased from 1601 Washington Plaza, LLC, a
     Reston, Virginia                             Virginia limited liability company comprised of
                                                  unit   owners   that  are  also   Millennium
                                                  shareholders. Lease expires in 2010, subject
                                                  to  Millennium's   right  to  renew  for  an
                                                  additional 10-year term.

     Branch Offices:

     1025-K Seneca Road            2001           Lease expires in 2005, subject to Millennium's
     Great Falls, Virginia                        right to renew for three additional five-year
                                                  terms.

     1051 Elden Street             2001           Leased from 1051 Elden Street, LLC, a Virginia
     Herndon, Virginia                            limited liability company comprised of unit
                                                  owners that are also Millennium shareholders.
                                                  Lease is month-to-month dependent on improvements
                                                  to the property by the landlord.

     11260 Roger Bacon Drive     Expected         Lease expires in 2007 and has four consecutive
     Reston, Virginia           June 2002         five-year renewal options.

     8821 West Broad Street      Expected         Lease expires in 2009.
     Richmond, Virginia         June 2002

     Loan Offices:

     712 Lynn Street               2000           Sub-leased from a director of Millennium. Lease
     Herndon, Virginia                            expires in 2002.   Subject to landlord's option
                                                  to extend for additional three-year term.

     1604 Washington Plaza         2001           Lease expires in 2002.
     Reston, Virginia

         We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs.


ITEM 3.  LEGAL PROCEEDINGS

         In the course of its operations, Millennium may become party to legal proceedings. Currently there are no such proceedings known by management.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of our security holders.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         We completed our initial public offering on February 5, 2002, and no public market existed for our common stock prior to that time. Our common stock has been listed on the Nasdaq SmallCap Market under the symbol "MBVA" since February 6, 2002.

         Prior to our initial public offering, there were no trades of shares of our common stock. The initial public offering price was $6.00 per share. The closing sales price of a share of our common stock on March 28, 2002 on the Nasdaq SmallCap Market was $7.38.

         We have not declared or distributed any cash dividends to our shareholders, and it is not likely that we will declare any cash dividends for several years. Our Board of Directors intends to follow a policy of retaining any earnings to provide funds to operate and expand our business for the foreseeable future. Our future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions.

         Our ability to distribute cash dividends will depend primarily on the abilities of our subsidiaries to pay dividends to us. As a national bank, Millennium Bank is subject to legal limitations on the amount of dividends that it is permitted to pay. Furthermore, neither Millennium Bank nor we may declare or pay a cash dividend on any of our capital stock if we are insolvent or if the payment of the dividend would render us insolvent or unable to pay our obligations as they become due in the ordinary course of business. For additional information on these limitations, see "Item 1. Business - Government Supervision and Regulation - Payment of Dividends" above.

         As of March 29, 2002, we had approximately 225 shareholders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The following commentary discusses major components of Millennium's business and presents an overview of its consolidated financial position at December 31, 2001 and December 31, 2000 as well as results of operations for the years ended December 31, 2001, 2000, and 1999. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented elsewhere in this annual report.

         Millennium is not aware of any current recommendations by regulatory authorities, which, if implemented, would have a material affect on its liquidity, capital resources or results of operations. There are no agreements between Millennium and the Federal Reserve, the Office of the Comptroller of the Currency or the Federal Deposit Insurance Corporation. No regulatory agency has made any recommendations concerning the operations of Millennium that could have a material affect on its liquidity, capital resources or results of operations.

         As we discuss below, our financial condition and results of operations have been impacted positively by the steps that we have taken as part of our business strategy. See "Item 1. Business - Business Strategy" above. In addition to our branch office growth, aggressive pricing, increased marketing and bank consolidation in our principal market, our financial results have also been impacted positively by economic growth in our market area since 1998. The current economic downturn has affected a number of businesses in our market area, but we take certain steps to limit any impact that this downturn could have on us. For example, we continually monitor our loan portfolio in order to identify any potential weaknesses, which could indicate a potential negative trend that we would address. See "Asset Quality" below for more information on the steps that we take with respect to our loan portfolio. In addition, as part of our business strategy, we closely examine our marketing efforts under existing economic conditions with a view to make appropriate adjustments to our products and services, such as loans and deposits, in order to withstand an economic downturn.

Net Income

         Net income for the year ended December 31, 2001 was $940,183 ($0.45 per basic share and $0.38 per diluted share), compared to $543,190 ($0.33 per basic and diluted share) for the same period in 2000. The increase in earnings from 2000 to 2001 is a result of increased net interest income, growth and the expansion of its commercial and mortgage operations.

         Income increased for the year ended December 31, 2001 due to increased net interest income and increased volume from commercial loans and its mortgage banking operations.

Net Interest Income

         Net interest income is a major component of Millennium's earnings and is equal to the amount by which interest income exceeds interest expense.
Earning assets consist primarily of loans and securities, while deposits and borrowings represent the major portion of interest bearing liabilities. Changes in the volume and mix of assets and liabilities, as well as changes in the yields and rates paid, determine changes in net interest income. The net interest margin is calculated by dividing net interest income by average interest earning assets.

         Our net interest margin is sensitive to the volume of mortgage loan originations. All fixed rate mortgage loans are sold; servicing released, in the secondary mortgage market. When the volume of mortgage loan originations increases, typically in a declining interest rate environment, funds advanced in settlement of mortgage loans increases, pending delivery of the loans to the loan purchaser. Until a mortgage loan is transferred to the purchaser, we receive interest on the loan at the note rate. Funds advanced in settlement of mortgage loans are financed to a large extent with brokered certificates of deposit with maturities of one to six months. While such funds advanced contribute to net interest income, the interest rate spread on this item is not as great as the spread on our loan portfolio, which normally carries a higher interest yield and is financed with lower cost deposits. Thus, as funds advanced in settlement of mortgage loans increase, the interest spread and the net interest margin decrease.

         Net interest income was $4.7 million for the year ended December 31, 2001 compared to $2.6 million for the year ended December 31, 2000, an increase of 80.4%. This improvement in the net interest income was due to the volume increases in the loan portfolio. Average loans for the year ended December 31, 2001 were $111.9 million, a 130.0% increase over the same period in 2000. As a result of match funding loans and reductions in the prime lending rate in the year 2001, the net interest margin decreased to 3.82% for the year ended December 31, 2001, compared to 4.78% for the year ended December 31, 2000.

         Average loans increased 130.0% for the year ended December 31, 2001. The average yield on average loans decreased 167 basis points from 10.18% for the year ended December 31, 2000 to 8.51% for the same period in 2001. The yield on interest bearing deposits decreased from 6.02% for the year ended December 31, 2000 to 5.13% for the same period in 2001. The cost of average total interest bearing liabilities decreased from 6.07% for the year ended December 31, 2000 to 5.07% for the same period in 2001. The average rate paid on money market accounts decreased 50 basis points from 4.54% for the year ended December 31, 2000 to 4.04% for the same period in 2001. The average rate paid on certificates of deposits decreased 144 basis points from 6.92% for the year ended December 31, 2000 to 5.48% for the same period in 2001.

         The following table describes the impact on Millennium's interest income result from changes in average balances and average rates for the periods indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.



                                                            Year Ended December 31
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                                                             2001                               2000
-------------------------------------------------------------------------------------------------------------------
                                                           Interest     Average                Interest   Average
                                               Average     Income/      Yield/      Average    Income/    Yield/
                                               Balance     Expense       Rate       Balance    Expense     Rate
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
-------------------------------------------------------------------------------------------------------------------
Assets
Interest earning assets:
  Securities                                   $ 6,941         $373      5.37%      $ 5,327       $343    6.43%
  Loans                                        111,874        9,515      8.51%       48,639      4,952   10.18%
  Federal funds sold                             4,377          156      3.56%          568         35    6.24%
-------------------------------------------------------------------------------------------------------------------
  Total interest-earning assets/
   Total interest income                       123,192       10,044      8.15%       54,534      5,330    9.77%
-------------------------------------------------------------------------------------------------------------------
  Noninterest earning assets:
   Other assets                                  6,380                                3,363
-------------------------------------------------------------------------------------------------------------------
   Total noninterest earning assets              6,380                                3,363
-------------------------------------------------------------------------------------------------------------------
   Total assets                               $129,572      $10,044                 $57,897     $5,330
-------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Interest bearing liabilities:
  Demand/MMDA accounts                         $23,212         $937      4.04%      $13,499       $613    4.54%
  Savings                                          273            6      2.20%          175          4    2.43%
  Certificates of deposit                       75,492        4,138      5.48%       22,807      1,579    6.92%
-------------------------------------------------------------------------------------------------------------------
  Total interest bearing deposits               98,977        5,081      5.13%       36,481      2,196    6.02%
-------------------------------------------------------------------------------------------------------------------
  FHLB advances and other borrowings             6,455          260      4.03%        8,372        527    6.29%
-------------------------------------------------------------------------------------------------------------------
  Total interest bearing liabilities/total      44,853        5,341      5.07%       44,853      2,723    6.07%
    interest expense
-------------------------------------------------------------------------------------------------------------------
  Non interest bearing liabilities:
  Other liabilities                             13,870                                6,669
-------------------------------------------------------------------------------------------------------------------
  Total liabilities                            119,302                               51,522
-------------------------------------------------------------------------------------------------------------------
Stockholders' equity                            10,270                                6,375
-------------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity  $129,572       $4,703                 $57,897     $2,723
-------------------------------------------------------------------------------------------------------------------
Interest spread (1)                                                      3.09%                            3.70%
Net interest income/net interest margin (2)                  $4,703      3.82%                  $2,607    4.78%
-------------------------------------------------------------------------------------------------------------------




(1) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.
(2) Net interest margin is net interest income, expressed as a percentage of average earning assets.

                                                             Year Ended December 31
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
                                                             2000                               1999
--------------------------------------------------------------------------------------------------------------------
                                                           Interest     Average                Interest   Average
                                               Average     Income/      Yield/      Average    Income/     Yield/
                                               Balance     Expense       Rate       Balance    Expense      Rate
--------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
--------------------------------------------------------------------------------------------------------------------
Assets
Interest earning assets:
  Securities                                   $ 5,327         $343      6.43%      $ 3,190         $117      4.87%
  Loans                                         48,639        4,952     10.18%        8,621          601      9.30%
  Federal funds sold                               568           35      6.24%        2,689          135      6.73%
--------------------------------------------------------------------------------------------------------------------
  Total interest-earning assets/
   Total interest income                        54,534        5,330      9.77%       14,500          853      7.84%
--------------------------------------------------------------------------------------------------------------------
  Noninterest earning assets:
   Other assets                                  3,363                                1,897
--------------------------------------------------------------------------------------------------------------------
   Total noninterest earning assets              3,363                                1,897
--------------------------------------------------------------------------------------------------------------------
   Total assets                                $57,897       $5,330                 $16,397         $853
--------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Interest bearing liabilities:
  Demand/MMDA accounts                         $13,499         $613      4.54%      $ 5,031         $111      2.94%
  Savings                                          175            4      2.43%           81            2      3.38%
  Certificates of deposit                       22,807        1,579      6.92%        1,744           71      5.44%
--------------------------------------------------------------------------------------------------------------------
  Total interest bearing deposits               36,481        2,196      6.02%        6,856          184      3.58%
--------------------------------------------------------------------------------------------------------------------
  FHLB advances and other borrowings             8,372          527      6.29%        1,442           48      4.43%
--------------------------------------------------------------------------------------------------------------------
  Total interest bearing liabilities/total      44,853        2,723      6.07%        8,298          232      3.73%
   interest expense
--------------------------------------------------------------------------------------------------------------------
  Non interest bearing liabilities:
  Other liabilities                              6,669                                2,018
--------------------------------------------------------------------------------------------------------------------
  Total liabilities                             51,522                               10,316
--------------------------------------------------------------------------------------------------------------------
Stockholders' equity                             6,375                                6,081
--------------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity   $57,897       $2,723                 $16,397         $232
--------------------------------------------------------------------------------------------------------------------
Interest spread (1)                                                      3.70%                                4.11%
Net interest income/net interest margin (2)                  $2,607      4.78%                      $621      5.71%
--------------------------------------------------------------------------------------------------------------------

(1) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.
(2) Net interest margin is net interest income, expressed as a percentage of average earning assets.

         The following table describes the impact on Millennium's interest income resulting from changes in average balances and average rates for the periods indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.


                                      Year Ended December 31, 2001               Year Ended December 31, 2000
                                                Compared to                               Compared to
                                      Year Ended December 31, 2000               Year Ended December 31, 1999
                                             Change Due To:                             Change Due To:
    -----------------------------------------------------------------------------------------------------------------
                                                              Increase                                   Increase
    (Dollars in thousands)       Volume         Rate         (Decrease)       Volume         Rate       (Decrease)
    -----------------------------------------------------------------------------------------------------------------
Interest income:
      Securities                $    104        $ (73)       $    31          $    78        $ 148     $   226
      Loans                        6,438       (1,876)         4,562            2,789        1,562       4,351
      Interest bearing deposits
       in other banks                235         (114)           121             (106)           6        (100)
    -----------------------------------------------------------------------------------------------------------------
        Total interest income      6,777       (2,063)         4,714            2,761        1,716       4,477
    Interest expense:
      Interest bearing
    deposits:
       Demand/MMDA accounts          442         (118)           324              186          316         502
       Savings                         2           (1)             1                2            0           2
       Certificates of deposit     3,647       (1,088)         2,559              860          648       1,508
       FHLB advances and other      (121)        (145)          (266)             230          249         479
    -----------------------------------------------------------------------------------------------------------------
       Total interest expense      3,970       (1,352)         2,618            1,278        1,213       2,491
    -----------------------------------------------------------------------------------------------------------------
       Net interest income        $2,807        $(711)        $2,096           $1,483        $ 503      $1,986
    -----------------------------------------------------------------------------------------------------------------


Interest Sensitivity

         An important element of both earnings performance and liquidity is the management of the interest sensitivity gap. The interest sensitivity gap is the difference between interest-sensitive assets and interest-sensitive liabilities maturing or repricing within a specific time interval. The gap can be managed by repricing assets or liabilities, by selling investments, by replacing an asset or liability prior to maturity, or by adjusting the interest rate during the life of an asset or liability. Matching the amounts of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net income due to changes in market interest rates. Millennium evaluates interest rate risk and then formulates guidelines regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments in order to decrease sensitivity risk. These guidelines are based upon management's outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors.

         At December 31, 2001, Millennium had $11.5 million more assets than liabilities that reprice within one year or less and therefore was in an asset sensitive position. A positive gap can adversely affect earnings in periods of falling interest rates. This positive position is the result of the held for sale mortgage loan portfolio.

         Millennium has an Asset/Liability Committee, which reviews deposit pricing, changes in borrowed money, investment and trading activity, loan sale activities, liquidity levels and the overall interest sensitivity. The actions of this committee are reported to the Board of Directors quarterly. The Chief Financial Officer manages the daily monitoring of interest rate risk, investment and trading activity, along with any other significant transactions with input from other committee members.

         The following table presents the amounts of Millennium's interest sensitive assets and liabilities that mature or reprice in the periods indicated.


                                                                            December 31, 2001
                                                                        Maturing or Repricing In:
---------------------------------------------------------------------------------------------------------------------
                                                       3 Months           4-12              1-5              Over
                                                       or less           Months            Years           5 Years
----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
----------------------------------------------------------------------------------------------------------------------
Interest-sensitive assets:
  Loans(1)                                              $ 105,509       $ 8,162             $ 52,650        $ 8,759
  Investments and mortgage-backed securities(2)            11,719             -                    -            864
  Deposits at other institutions                            9,714             -                    -              -
----------------------------------------------------------------------------------------------------------------------
    Total interest-sensitive assets                       126,942         8,162               52,650          9,623
----------------------------------------------------------------------------------------------------------------------

Cumulative interest-sensitive assets                      126,942       135,104              187,754        197,377
----------------------------------------------------------------------------------------------------------------------
Interest-sensitive liabilities:
  NOW accounts (3)                                              -             -                5,222              -
  Money market deposit accounts                                 -        33,862                    -              -
  Savings accounts (4)                                          -             -                  341              -
  Certificates of deposit                                  44,514        42,546               32,564          1,797
  Borrowed money                                            2,640             -                  400              0
----------------------------------------------------------------------------------------------------------------------
    Total interest-sensitive liabilities                   47,154        76,408               38,527          1,797
----------------------------------------------------------------------------------------------------------------------
Cumulative interest-sensitive liabilities                $ 47,154     $ 123,562             $162,089      $ 163,886
----------------------------------------------------------------------------------------------------------------------
Period gap                                               $ 79,788     $(68,246)              $14,123        $ 7,826
Cumulative gap                                             78,788        11,542               25,665         33,491
Ratio of cumulative interest-sensitive
  assets to interest-sensitive liabilities                269.21%       109.34%              115.83%        120.44%
Ratio of cumulative gap to total assets                    38.82%         5.62%               12.49%         16.30%

----------------------------------------------------------------------------------------------------------------------
Total Assets                                             $205,526      $205,526             $205,526       $205,526
----------------------------------------------------------------------------------------------------------------------

(1)      Includes mortgage loans held for sale.
(2)      Includes Federal Home Loan Bank stock.
(3) Millennium has found that NOW accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "over 5 years" category.
(4) In accordance with standard industry practice, weighted average life factors have been applied to savings and money market deposit accounts.


         Contractual principal repayments of loans do not necessarily reflect the actual term of Millennium's loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and enforcement of due-on-sale clauses, which gives Millennium the right to declare a loan immediately due and payable in the event, among other things, the borrower sells the real property subject to the mortgage and the loan is not repaid. In addition, certain borrowers increase their equity in the security property by making payments in excess of those required under the terms of the mortgage.

Investments

         At December 31, 2001, Millennium had $12.6 million in total available for sale securities, an increase of 82.4% from $6.9 million at December 31, 2000. The increase reflects the net effect of purchases of these securities with excess capital and dispositions of callable securities that were called during this period.

         The following tables show the amortized cost and fair market value of investment securities at the dates indicated.

                                                     December 31, 2001                       December 31, 2000
      -----------------------------------------------------------------------------------------------------------
                                                  Cost             Market              Cost              Market
      -----------------------------------------------------------------------------------------------------------
      (Dollars in thousands)
      -----------------------------------------------------------------------------------------------------------
      Held-to-maturity
          US Government & Agency Securities       $  0               $  0                $  0               $  0
          Other                                      0                  0                   0                  0
      -----------------------------------------------------------------------------------------------------------
          Total held-to-maturity                     0                  0                   0                  0
      -----------------------------------------------------------------------------------------------------------
      Available for sale
          US Government & Agency Securities     11,749             11,719               6,081              6,080
          Other                                      0                  0                   0                  0
      -----------------------------------------------------------------------------------------------------------
          Total available for sale              11,749             11,719               6,081              6,080
      -----------------------------------------------------------------------------------------------------------
      Trading
          U.S. Government Obligations                0                  0                   0                  0
      -----------------------------------------------------------------------------------------------------------
          Total Trading                              0                  0                   0                  0
      -----------------------------------------------------------------------------------------------------------
      Other
          Federal Home Loan Bank Stock             631                631                 586                586
          Federal Reserve Bank Stock               174                174                 174                174
          Community Bankers Bank                    59                 59                  59                 59
      -----------------------------------------------------------------------------------------------------------
          Total                                $12,612            $12,583              $6,900             $6,899
      -----------------------------------------------------------------------------------------------------------


         The  following   tables  set  forth  the  composition  of  Millennium's
investment portfolio at the dates indicated.

     ------------------------------------------------------------------------------------------------
                                                                 December 31
     ------------------------------------------------------------------------------------------------
                                                      2001                            2000
     ------------------------------------------------------------------------------------------------
                                            Book            % of             Book          % of
                                           Value            Total            Value         Total
     ------------------------------------------------------------------------------------------------
     (Dollars in thousands)
     Investment securities:
        US Government & Agency Securities $11,749         93.15%            $6,081         88.13%
        Treasury notes                          0             0                  0             0
        Other                                   0             0                  0             0
     ------------------------------------------------------------------------------------------------
          Subtotal                         11,749         93.15              6,081         88.13

     Other:
        Federal Home Loan Bank Stock          631          5.00%               586          8.50%
        Federal Reserve Bank Stock            174          1.38                174          2.52
        Community Bankers Bank                 59           .47                 59           .85
     ------------------------------------------------------------------------------------------------
     Total Investment Securities          $12,612        100.00%            $6,900        100.00%
     ------------------------------------------------------------------------------------------------

Loans

         Net loans consist of total loans, deferred loan fees and the allowance for loan losses and exclude loans held for sale. Net loans were $97.7 million at December 31, 2001, an increase of 54.0 million or 123.6% over the December 31, 2000 balance of $43.7 million. Mortgage loans held for sale were $77.4 million at December 31, 2001 an increase of $42.8 million or 123.4% over the December 31, 2000 balance of $34.6 million. Mortgage loans held for sale typically turnover on average every 30 days.

         The following table sets forth the composition of Millennium's loan portfolio in dollars at the dates indicated.


                   -------------------------------------------------------------------------
                                                                      December 31
                   -------------------------------------------------------------------------
                                                                  2001             2000
                   -------------------------------------------------------------------------
                   (Dollars in thousands)
                      Mortgage loans (1)                        $62,085          $18,148
                      Commercial real estate                     10,918            9,987
                      Construction and land loans                     0                0
                          Total real estate                      73,003           28,135

                      Commercial business loans                  24,614           15,133
                      Consumer loans                              1,120              714
                      Overdrafts                                    292               92
                   -------------------------------------------------------------------------
                        Total loans receivable                  $99,029          $44,074
                   -------------------------------------------------------------------------
                   Less:
                      Undistributed loans in process                  0                0
                      Deferred fees and unearned discounts           16              (69)
                      Allowance for losses                        1,391             6466
                   -------------------------------------------------------------------------
                          Total net items                             0                0
                   -------------------------------------------------------------------------
                          Total loans receivable, net           $97,654          $43,677
                   -------------------------------------------------------------------------

                   (1)  Amounts exclude loans held for sale.


         The growth of our loan portfolio reflects our growth strategy in the mortgage lending area. At December 31, 2001, we had commercial business loans totaling $24.6 million or 24.9% of the total portfolio. Residential mortgage loans were $62.1 million, which represented 62.7% of gross loans. The dollar amount of Millennium's residential mortgage loans has increased dramatically since December 31, 2000. This reflects a decision to emphasize mortgage lending and portfolio adjustable rate mortgage loans with interest adjustment periods not to exceed seven years. All new conforming fixed-rate mortgage loans are sold in the secondary mortgage market.

         For all periods presented in this annual report, there were no non-accruals, past due or restructured loans. In addition, there were no other non-performing loans or foreclosed real estate.

Asset Quality

         Asset quality is an important factor in the successful operation of a financial institution. Banking regulations require institutions to classify their own assets and to establish prudent general allowances for losses for assets classified as substandard or doubtful. For the portion of assets classified as loss, an institution is required to either establish specific allowances of 100% of the amount classified or charge such amounts off its books.

         Assets, which do not currently expose Millennium to sufficient risk to warrant classification in one of the aforementioned categories, but posses potential weaknesses are required to be designated special mention by management. These loans are monitored closely to ensure that there is no further deterioration in the loan. On the basis of management's review of its assets, at December 31, 2001,

Millennium had classified $441,000 of its assets as substandard and none as doubtful or loss. Millennium writes off any loans that are classified as loss.

         Unless well secured and in the process of collection, Millennium places loans on a non-accrual status after being delinquent greater than 90 days, or earlier in situations in which the loans have developed inherent problems that indicate payment of principal and interest may not be made in full. Whenever the accrual of interest is stopped, previously accrued but uncollected interest income is reversed. Thereafter, interest is recognized only as cash is received. The loan is reinstated to an accrual basis after it has been brought current as to principal and interest under the contractual terms of the loan. For all periods presented in this prospectus, there were no non-accrual, past due or restructured loans. In addition, there were no other non-performing loans or foreclosed real estate.

Delinquent and problem loans

         When a borrower fails to make a required payment on a loan, Millennium attempts to cure the delinquency by contacting the borrower. A notice is mailed to the borrower after a payment is 15 days past due and again when the loan is 30 days past due. For most loans, if the delinquency is not cured within 60 days, Millennium issues a notice of intent to foreclose on the property and if the delinquency is not cured within 90 days, Millennium may institute foreclosure action. In most cases, deficiencies are cured promptly.

Allowance for losses on loans and real estate

         Millennium provides valuation allowances for anticipated losses on loans and real estate when its management determines that a significant decline in the value of the collateral has occurred, and if the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, Millennium also provides reserves based on the dollar amount and type of collateral securing its loans, in order to protect against unanticipated losses. A loss experience percentage is established for each loan type and is reviewed annually. Each month, the loss percentage is applied to the portfolio, by product type, to determine the minimum amount of reserves required. Although management believes that it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used in making the initial determinations.

         An analysis of the allowance for loan losses, including charge-off activity, is presented below for the periods indicated. The increases in our allowance for loan losses are the result of adjustments that management has made in response to the growth of our loan portfolio.

                                                                  Year Ended
                     ------------------------------------------------------------------
                                                                  December 31
                     ------------------------------------------------------------------
                                                              2001             2000
                     ------------------------------------------------------------------
                     (Dollars in thousands)
                     Balance at beginning of period           $  466          $ 161
                     Provision charged to operations           1,020            305
                     Charge-offs:
                          Real estate                             96              0
                          Consumer                                 0              0
                          Commercial                               0              0
                     Recoveries:
                          Real estate                              1              0
                          Consumer                                 0              0
                          Commercial                               0              0
                     ------------------------------------------------------------------
                     Net Charge-offs                              95              -
                     ------------------------------------------------------------------
                     ------------------------------------------------------------------
                     Balance, end of period                   $1,391          $ 466
                     ------------------------------------------------------------------
                     Allowance for loan losses to period
                          end total loans                       .79%           .59%
                     Allowance for loan losses to
                           nonaccrual loans                       0%             0%
                     Net charge-offs to average loans         .0009%             0%

Provision for loan losses

         For the year ended December 31, 2001, the provision for loan losses was $1,020,000 compared to $305,000 for the year ended December 31, 2000. The provision for loan losses is a current charge to earnings to increase the allowance for loan losses. We have established the allowance for loan losses to reflect inherent, probable and known losses in the loan portfolio. Our opinion is that the allowance for loan losses at December 31, 2001 remains adequate, based on our internal analysis that the allowance is sufficient to cover any potential losses in our loan portfolio. Although we believe that the allowance is adequate, there can be no assurances that additions to the allowance will not be necessary in future periods, which would adversely affect our results of operations. The allowance for loan losses at December 31, 2001 was $1,391,000 or 0.8% of total loans receivable compared to $466,000 or 0.6% at December 31, 2000. Millennium monitors its loan loss allowance monthly and makes provisions as necessary.

         A breakdown of the allowance for loan losses in dollars and loans in each category to total loans in percentages is provided in the following tables. Because all of these factors are subject to change, the breakdown does not necessarily predict future loan losses in the indicated categories.


                                              December 31, 2001               December 31, 2000
        ----------------------------------------------------------------------------------------------
                                                          Ratio of                        Ratio of
                                                          Loans to                        Loans to
                                                         Total Gross                    Total Gross
                                           Allowance        Loans         Allowance        Loans
        ----------------------------------------------------------------------------------------------
        (Dollars in thousands)
        ----------------------------------------------------------------------------------------------
        Mortgage loans                        $   689        49.5%            $ 231          67.1%
        Commercial                                580        41.7                87          19.26
        Lines of credit                           100         7.2               139          12.7
        Consumer                                   22         1.6                 9           0.9
        Unallocated overdrafts                      0         0.0                 0           0.1
        ----------------------------------------------------------------------------------------------
             Total                            $ 1,391       100.0%            $ 466         100.0%
        ----------------------------------------------------------------------------------------------


Non-Interest Income

         General. Millennium's non-interest income consists primarily of loan fees, net gains on sale of loans and fees and service charges on deposit accounts. Service charges and commissions from Millennium Insurance Services and Millennium Brokerage Services represent less than 5% of total non-interest income as of December 31, 2001. The following table presents information on the sources and amounts of non-interest income.

                                                                          Year Ended
                                                                         December 31
              -------------------------------------------------------------------------------------
              Non Interest Income                               2001        2000         1999
              -------------------------------------------------------------------------------------
              (Dollars in thousands)
              Service charges, commissions and fees          $     94      $    50       $   5
              Mortgage banking operations income                5,138        3,856         432
              Other income                                        164          143          44
              -------------------------------------------------------------------------------------
              Total                                          $  5,396      $ 4,049       $ 481
              -------------------------------------------------------------------------------------

         For the year ended December 31, 2001, non-interest income was $5.4 million, compared to $4.0 million for the year ended December 31, 2000. This increase was a result of general growth in our business. In addition, service charges on deposit accounts have increased $44,000 to $94,000 for the same period.

         Mortgage Banking Operations. The principal source of revenue from our mortgage banking operations is income from sales of residential mortgage loans. Gains from the sale of mortgage loans were $5.1 million for the year ended December 31, 2001, an increase of $1.2 million over loan sale gains for the year 2000. The substantially higher gains in 2001 reflect both the higher loan origination volume and a climate of falling interest rates, beginning in late 2000.

         Millennium originates fixed rate and adjustable rate residential mortgage loans through its retail branches and operating subsidiaries. In addition, we purchase residential mortgage loans on a limited basis from selected mortgage brokers. In the year ended December 31, 2001, we originated and purchased $352.0 million of residential mortgage loans, an increase of $232.0 million over the nine months ended December 31, 2000.

         During the year ended December 31, 2001 and the year ended December 31, 2000 , Millennium sold $262.6 million and $81.3 million, respectively, of loans and pools of loans.

         The  tables   that   follow   summarize   residential   mortgage   loan
originations, purchases and sales by type of loan for the periods indicated.

                                                                       December 31
-------------------------------------- ----------------------------------------------------------------------------
                                                       2001                                   2000
-------------------------------------- -------------------------------------- -------------------------------------
(Dollars in thousands)                       Amount            % of Total          Amount           % of Total
-------------------------------------- -------------------- ----------------- ------------------ ------------------
Mortgage Loans Originated and Purchased
Fixed Rate
  First Mortgage                             $193,700              55.02%           $2,989               2.48%
  Second Mortgage                             104,662              29.73           106,776              88.75

Adjustable Rate
  First Mortgage                               53,712              15.25            10,545               8.77
  Second Mortgage                                   0               0.00                 0               0
-------------------------------------- -------------------- ----------------- ------------------ ------------------

Total Residential Mortgage Loans
 Originated and Purchased                    $352,074             100.00%         $120,310             100.00%
-------------------------------------- -------------------- ----------------- ------------------ ------------------

Mortgage Loans Sold
Fixed Rate
  First Mortgage                             $130,405              49.68%           $2,695               3.32%
  Second Mortgage                             114,809              43.74            75,240              92.59

Adjustable  Rate
  First Mortgage                               17,292               6.58             3,328               4.09
  Second Mortgage                                   0               0.00                 0               0
-------------------------------------- -------------------- ----------------- ------------------ ------------------

Total Mortgage Loans Sold                    $262,506             100.00%          $81,263             100.00%
-------------------------------------- -------------------- ----------------- ------------------ ------------------


         We make mortgage loans through Millennium Bank and its majority owned operating subsidiaries. In the year ended December 31, 2001, 40.3% of our residential mortgage loan production came from our non-banking operating subsidiaries. Each operating subsidiary's loan production consists primarily of loans to consumers acquired through the Internet, direct mail and brokers. In each case the minority shareholder may terminate its relationship with the operating subsidiary on six months notice. Our remaining residential mortgage loan production comes from Millennium Bank.

         We sell residential first and second mortgage loans in the secondary mortgage market to institutional purchasers. All second mortgage loans and all fixed rate first mortgage loans originated or purchased are held for sale. Millennium does not presently originate federally insured or guaranteed mortgage loans or sell loans to government agencies. We do not swap mortgage loans for mortgage backed securities. All loan sales are for cash. When we sell loans we give customary representations and warranties. If we breach those representations and warranties, a buyer of loans can require us to repurchase the loans.

         Mortgage banking activities generally involve risks of loss if secondary mortgage market interest rates increase substantially while a loan is in the "pipeline" (the period beginning with the application to make or the commitment to purchase a loan and ending with the sale of the loan). In order to reduce this interest rate risk, we sell each fixed rate first mortgage loan when the borrower locks in the interest rate on the loan. Millennium sells pools of second mortgage loans to institutional purchasers and will hold closed loans pending delivery to a purchaser. While our policy is to sell all fixed rate second mortgage loans within 60 days of origination, we do accept the risk of changing interest while we hold a second mortgage loan. Millennium does not use options, futures or other derivatives to hedge its interest rate risk.

         In an environment of stable interest rates, our gains on the sale of mortgage loans would generally be limited to those gains resulting from the yield differential between retail mortgage loan interest rates and rates required by secondary market purchasers. A loss from the sale of a loan may occur if interest rates increase between the time we establish the interest rate on a loan and the time the loan is sold.

         Periods of rising interest rates will adversely affect our income from our mortgage banking operations. In periods of rising interest rates, consumer demand for new mortgages and refinancing decreases, which in turn adversely affects our mortgage lending. Because of the uncertainty of future loan origination volume and the future level of interest rates, there can be no assurance that we will realize gains on the sale of loans in future periods.

         Increases and decreases in our mortgage banking income (which consists primarily of gains on sales of mortgage loans) tend to offset decreases and increases in the net interest margin. In a climate of lower or declining interest rates, our net interest margin will tend to decrease as the yield on interest earning assets decreases faster than the cost of interest bearing liabilities. Mortgage banking income, in contrast, tends to increase in times of lower or declining interest rates, as refinancing activity leads to an increase in mortgage loan originations. In a climate of rising or higher interest rates, the net interest margin will tend to increase, while a decrease in mortgage loan originations leads to a decrease in mortgage banking income.

         We defer fees we receive in loan origination, commitment and purchase transactions. Deferred income pertaining to loans held for sale is taken into income at the time of sale of the loan. On a quarterly basis, mortgage loans held for sale are marked to the lower of aggregate cost or market value.

Non-Interest Expenses

         For the year ended December 31, 2001, non-interest expenses were $7.9 million, compared to $5.8 million for the year ended December 31, 1999. The increases in the year ended December 31, 2001 compared to December 31, 2000 was due to increased costs associated with the expanded branch network and staffing the mortgage operation.

                                                              Year Ended
                                                              December 31
                   ------------------------------------------------------------
                   Non Interest Expense                    2001        2000
                   ------------------------------------------------------------
                   (Dollars in thousands)
                   Personnel                             $5,045     $3,456
                   Occupancy                                486        303
                   Furniture, equipment & computers         608        336
                   Marketing fees                           232        764
                   Professional fees                        194         60
                   Administrative expense                 1,379        889
                   ------------------------------------------------------------
                   Total                                 $7,944     $5,808
                   ------------------------------------------------------------

Income Taxes

         Millennium recorded income tax expense in the amount of $195,000 for the year ended December 31, 2001. There was no income tax expense for the year ended December 31, 2000.

         As of December 31, 2001, we have approximately $303,000 of net deferred tax assets on our books. In addition to federal income taxes the bank pays a Virginia state franchise tax. For the year ended December 31, 2001, the franchise taxes amounted to $42,930 and expensed $32,198.

Sources of Funds

Deposits

         Deposits have been the principal source of Millennium's funds for use in lending and for other general business purposes. At present, Millennium has employed alternative methods of gathering deposits to fund our mortgage loan operations including brokered deposits. Brokered deposits are deposits that we obtain from other banks through brokers for a fee. Brokered deposits are available in bulk, and they provide a quicker source of funding than traditional core deposits. Additionally, brokered deposits do not require additional spending for marketing or education of employees. The brokered deposits that we obtain consist primarily of jumbo 30 day to 180-day certificates of deposits, which increase Millennium's overall cost of funds and decrease our net interest margin.

         In addition to deposits, Millennium derives funds from loan repayments, cash flows generated from operations, which includes interest credited to deposit accounts, repurchase agreements entered into with commercial banks and Federal Home Loan Bank of Atlanta advances. Borrowings may be used to compensate for reductions in deposits or deposit-inflows at less than projected levels and have been used on a longer-term basis to support expanded lending activities.

         Millennium attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. Millennium offers statement savings accounts, various checking accounts, various money market accounts, fixed-rate certificates with varying maturities, individual retirement accounts and is expanding to provide products and services for businesses and brokered deposits. Millennium's principal use of deposits is to originate loans and fund investment securities.

         At December 31, 2001, deposits were $188.6 million, an increase of 164.3% from $71.3 million at December 31, 2000. The deposit growth is a reflection of branch office growth, aggressive pricing, increased marketing and bank consolidation in Millennium's principal market. In order to reduce the overall cost of funds and reduce our reliance on high cost time deposits and short term borrowings as a funding source, management continues to direct extensive marketing efforts towards attracting lower cost transaction accounts. However, there is no assurance that these efforts will be successful, or if successful, will reduce our reliance on time deposits and short term borrowings.

         The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by Millennium at the dates indicated.

                                                       December 31
                   ---------------------------------------------------------
                                                   2001            2000
                   ---------------------------------------------------------
                   (Dollars in thousands)
                   Savings accounts                 $  341           $ 191
                   Demand deposit accounts          27,722           8,160
                   NOW accounts                      5,222           2,798
                   Money market accounts            33,862          11,515
                   CD's less than $100K             31,885           9,036
                   CD's greater than $100K          89,536          39,643
                   ---------------------------------------------------------
                        Total                     $188,568         $71,343
                   ---------------------------------------------------------


         The following table contains information pertaining to the average amount and the average rate paid on each of the following deposit categories for the periods indicated.

                                                           For the Year Ended December 31
     ---------------------------------------------------------------------------------------------------------
                                                      2001                                 2000
     ---------------------------------------------------------------------------------------------------------
                                                            Average                               Average
                                          Average            Rate                 Average          Rate
                                          Balance            Paid                 Balance          Paid
     ---------------------------------------------------------------------------------------------------------
     (Dollars in thousands)
     Noninterest bearing
        Demand deposits                  $12,513             0.00%                $6,669           0.00%
     Interest bearing
        NOW/Money Market                  23,212             4.04%                13,499           2.70%
        Savings deposits                     273             2.21%                   175           4.84%
        Time deposits                     75,516             5.48%                22,807           7.02%
     ---------------------------------------------------------------------------------------------------------
        Total deposits                  $111,514             4.56%               $43,150           5.12%
     ---------------------------------------------------------------------------------------------------------


         The variety of deposit accounts offered by Millennium has allowed us to be competitive in obtaining funds and has allowed it to respond with flexibility to, although not to eliminate, the threat of disintermediation (the flow of funds away from depository institutions such as banking institutions into direct investment vehicles such as government and corporate securities). The ability of Millennium to attract and maintain deposits, and its cost of funds, has been, and will continue to be, significantly affected by money market conditions.

         The following table sets forth the deposit flows of Millennium during the periods indicated.


                                                     Year Ended
                                                     December 31
                 --------------------------------------------------------------
                                           2001          2000         1999
                 --------------------------------------------------------------
                 (Dollars in thousands)
                 --------------------------------------------------------------
                 Opening balance           $71,343      $22,016      $     0
                 Net deposits              111,818       47,131       21,832
                 Interest credited           5,407        2,196          184
                 --------------------------------------------------------------
                 Ending balance           $188,568      $71,343      $22,016
                 --------------------------------------------------------------
                 Net increase             $117,225      $49,327      $22,016
                 --------------------------------------------------------------
                 Percent increase         164.31%       224.05%        0.00%
                 --------------------------------------------------------------


         The following table indicates the amount of Millennium's certificates of deposits by time remaining until maturity as of December 31, 2001.

                                                                       Maturity
--------------------------------------------------------------------------------------------------------------------
                                                  3 Months     Over 3 to    Over 6 to        Over
                                                   or less     6 months     12 months     12 months       Total
--------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
--------------------------------------------------------------------------------------------------------------------

Certificates of deposit less than $100,000           $3,978      $3,551       $1,819        $ 22,537      $31,885
Certificates of deposit of $100,000 or more          40,536      26,849       10,327          11,824       89,536
--------------------------------------------------------------------------------------------------------------------
     Total certificates of deposits                 $44,514     $30,400      $12,146         $34,361     $121,421
--------------------------------------------------------------------------------------------------------------------


Borrowings

         As a member of the Federal Home Loan Bank of Atlanta, Millennium is required to own capital stock in the Federal Home Loan Bank and is authorized to apply for advances from the Federal Home Loan Bank. Each Federal Home Loan Bank credit program has its own interest rate, which may be fixed, or variable, and range of maturities. The Federal Home Loan Bank may prescribe the acceptable uses to which these advances may be put, as well as on the size of the advances and repayment provisions. The advances are collateralized by Millennium's investment in Federal Home Loan Bank stock and certain mortgage loans. See the Notes to Consolidated Financial Statements for information regarding the maturities and rate structure of Millennium's Federal Home Loan Bank advances. At December 31, 2001 and December 31, 2000, $400,000 and $7,425,000 was
outstanding to the Federal Home Loan Bank.

         Millennium's borrowings also include securities sold under agreements to repurchase and federal funds purchased. Securities sold under agreements to repurchase are collateralized with Government Agency securities. The proceeds are used by Millennium for general corporate purposes. At December 31, 2001 and December 31, 2000, Millennium had $2.6 million and $2.2 million, respectively, of securities sold under agreements to repurchase.

         Millennium uses borrowings to supplement deposits when they are available at a lower overall cost to Millennium or they can be invested at a positive rate of return.

         The following tables set forth the maximum month-end balances, average balances and weighted average rates, of Federal Home Loan Bank advances, securities sold under agreements to repurchase and other borrowings for the periods indicated.


                                                                    Year Ended
                                                                    December 31
---------------------------------------------------------------------------------------------------------------
                                                     2001                                  2000
---------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
---------------------------------------------------------------------------------------------------------------
Maximum Balance:
   FHLB Advances                                     $400                                $11,725
   Securities sold under
     agreements to repurchase                       $14,368                              $13,595
---------------------------------------------------------------------------------------------------------------

                                          Average            Weighted            Average          Weighted
                                          Balance            Average             Balance           Average
                                                               Rate                                 Rate
---------------------------------------------------------------------------------------------------------------
   FHLB Advances                          $4,131              4.45%              $4,996             6.62%
   Securities sold under
     agreements to repurchase             $2,699              3.96%              $3,376             5.93%
---------------------------------------------------------------------------------------------------------------


         The following table sets forth the balances of Millennium's short-term borrowings at the dates indicated.

                                                              December 31
               -----------------------------------------------------------------
                                                          2001            2000
               -----------------------------------------------------------------
               (Dollars in thousands)
               -----------------------------------------------------------------
               FHLB advances                                $400        $7,425
               Securities sold under agreements to
                  repurchase                                   0             0
               -----------------------------------------------------------------
               Fed Funds Purchased                         2,640         2,606
               -----------------------------------------------------------------
                   Total short-term borrowings            $3,040       $10,031
               -----------------------------------------------------------------
               Weighted average interest rate of
                  short-term FHLB advances                  0.00%         6.22%
               Weighted average interest rate of
                  securities sold under agreements to
                  repurchase                                2.24          4.95
               Weighted average interest rate of other
                  borrowings                                6.48          6.71
               -----------------------------------------------------------------


Liquidity and Capital Resources

         Liquidity is the ability to meet present and future financial obligations either through the sale of existing assets or the acquisition of additional funds through asset and liability management. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As a result of Millennium's management of liquid assets and the ability to generate liquidity through increasing deposits, management believes that Millennium maintains overall liquidity that is sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

         Millennium's primary sources of funds are deposits, borrowings, and amortization, prepayments and maturities of outstanding loans and investments, and loan sales. While scheduled payments from the amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Excess funds are invested in overnight deposits to fund cash requirements experienced in the normal course of business. Millennium has been able to generate sufficient cash through its deposits as well as borrowings.

         For the year ended December 31, 2001, net cash used by operating activities was $40.7 million, compared to $27.5 million used for the year ended December 31, 2000. Investing activities used approximately $62.3 million for the year ended December 31 2001, which was a result of a net increase in loans of approximately $55.0 million, net paydown of investment securities of $4.0 million, net investment securities purchases of $9.8 million, and purchases of office properties and equipment of approximately $1.5 million. For the year ended December 31, 2000 investing activities used $32.5 million, which was a result of a net increase in loans of approximately $28.7 million, net paydown of investment securities of $461,000, net investment securities purchases of $3.5 million, and purchases of office properties and equipment of approximately $687,000.

         Millennium uses its sources of funds primarily to meet operating needs, to pay deposit withdrawals and fund loan commitments. At December 31, 2001, and December 31, 2000 and 1999 total approved loan commitments were $5.1 million, $1.8 million and $885,000 respectively. In addition, at December 31, 2001, and December 31, 2000 and 1999, commitments under unused lines of credit were $7.5 million, $5.9 million and $4.7 million, respectively. Certificates of deposit scheduled to mature in one year or less at December 31, 2001, totaled $87.1 million.

         At December 31, 2001, we had a borrowing limit of $30.8 million with the Federal Home Loan Bank. Our outstanding borrowings from the Federal Home Loan Bank totaled $400,000 at December 31, 2001, which leaves an additional borrowing capacity of $30.4 million. In October 2001, the Federal Home Loan Bank increased our borrowing limit to 15% of total assets, which would represent a limit of $30.8 million based on our assets at December 31, 2001. We also have two lines of credit with the Community Bankers Bank in Virginia in the amounts of $4.8 million, which is unsecured, and $7.7 million, which is secured. Our outstanding borrowings from the Community Bankers Bank totaled $2.6 million at December 31, 2001, with remaining available lines of credit of $9.9 million.

         Management intends to fund anticipated loan closings and operating needs during 2001 through cash on hand, brokered deposits, proceeds from the sale of loans, cash generated from operations and anticipated increases in deposits. Current and anticipated marketing programs will be primarily targeted at the attraction of lower cost transaction accounts. Concurrent with the strategies employed to attract these accounts, management plans to gradually reduce the rate paid on time deposits in comparison to the competition. However, the pricing of time deposits will be balanced against upcoming maturities to ensure that liquidity is not adversely impacted by a large run-off of time deposits.

         Capital represents funds, earned or obtained, over which financial institutions can exercise greater control in comparison with deposits and borrowed funds. The adequacy of Millennium's capital is reviewed by management on an ongoing basis with reference to size, composition and quality of Millennium's resources and consistent with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will support anticipated asset growth and absorb any potential losses.

         Millennium Bankshares and Millennium Bank are subject to regulatory capital requirements of the Federal Reserve. At December 31, 2001, Millennium exceeded all such regulatory capital requirements as shown in the following table.

                                                                    December 31, 2001
                                                    Millennium Bankshares               Millennium
                                                         Corporation                       Bank
----------------------------------------------------------------------------------------------------------
(Dollars in thousands)
----------------------------------------------------------------------------------------------------------
Tier 1 Capital:
Common Stock                                          $  11,203                         $   5,900
Capital Surplus                                               0                             5,900
Cumulative Preferred Securities (1)                           0                                 0
Retained Earnings                                           342                               391
----------------------------------------------------------------------------------------------------------
Disallowed intangible assets                                  0                                 0
----------------------------------------------------------------------------------------------------------
Total Tier 1 Capital                                  $  11,545                         $  11,991
----------------------------------------------------------------------------------------------------------

Tier 2 Capital:
Allowance for loan losses (2)                             1,391                             1,391
Cumulative Preferred Securities                               0                                 0
----------------------------------------------------------------------------------------------------------
Total Tier 2 Capital                                      1,391                             1,391
----------------------------------------------------------------------------------------------------------
Total Risk Based Capital                              $  12,936                         $  13,382
Risk Weighted Assets                                   $129,073                          $128,620

Capital Ratios:
Tier 1 Risk-based                                        8.94%                             9.52%
Total Risk-based                                        10.02%                            10.62%
Tier 1 Capital to average adjusted total assets          9.37%                             9.67%
----------------------------------------------------------------------------------------------------------

(1)      Limited to 1/3 of core capital.
(2)      Limited to 1.25% of risk weighted assets.


Impact of Inflation and Changing Prices and Seasonality

         The financial statements in this document have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

         Unlike industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services, since such prices are affected by inflation.

Forward Looking Statements

         We make forward looking statements in this annual report that are subject to risks and uncertainties. These forward looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, and financial and other goals. The words "believes," "expects," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" or other similar words or terms are intended to identify forward looking statements.

         These   forward   looking   statements   are  subject  to   significant
uncertainties because they are based upon or are affected by factors including:

    *    Continued  levels of loan quality and  origination  volume;
    *    Interest rate  fluctuations  and other  economic  conditions;
    *    Competition in product offerings and product pricing;
    *    Continued relationships with major customers;
    *    Future laws and regulations; and
    * Other factors, including those matters discussed in this section and the "Risk Factors" section of our prospectus dated January 31, 2002, which was filed with the SEC as part of a Registration Statement on Form SB-2.

         Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward looking statements. In addition, our past results of operations do not necessarily indicate our future results.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements are filed as a part of this report following Item 13 below:

         Independent Auditors' Report
         Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Operations for the Years Ended December 31,
                2001, 2000 and 1999
         Consolidated  Statements  of  Changes in  Stockholders'  Equity for the
                Years Ended December 31, 2001 and 2000
         Consolidated  Statements of  Comprehensive  Income (Loss) for the Years
                Ended December 31, 2001, 2000 and 1999
         Consolidated  Statements of Cash Flows for the Years Ended December 31,
                2001, 2000 and 1999
         Notes to Consolidated Financial Statements


ITEM 8.  CHANGES    IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

         There  were  no  changes  in  or  disagreements   with  accountants  on
accounting and financial disclosure during the last two fiscal years.


                                    PART III

ITEM 9.  DIRECTORS,  EXECUTIVE   OFFICERS,  PROMOTERS   AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the headings "Election of Directors," "Executive Officers Who Are Not Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION

         Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the headings "Director Compensation," "Executive Compensation," "Stock Options," and "Employment Agreements" in our Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the headings "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in our Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the heading "Transactions with Management" in our Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  3.1 Articles of Incorporation (restated in electronic format), attached as Exhibit 3.1 to the Registration Statement on Form SB-2, as amended, Registration No. 333-72500, filed with the Commission on October 30, 2002 (the "Form SB-2"), incorporated herein by reference.

                  3.2 Bylaws, attached as Exhibit 3.2 to the Form SB-2, incorporated herein by reference.

                  4.1      Form of Common Stock Certificate, attached as Exhibit
                           4.1  to  the  Form  SB-2,   incorporated   herein  by
                           reference.

                  4.2 Form of Warrant Agreement, attached as Exhibit 4.2 to the Form SB-2, incorporated herein by reference.

                  10.1 Employment Contract, dated as of February 8, 2001, between Millennium Bankshares Corporation, Millennium Bank and Carroll C. Markley, attached as Exhibit 10.1 to the Form SB-2, incorporated herein by reference.

                  10.2     Form  of   Employee   Stock   Option  of   Millennium
                           Bankshares Corporation, attached as Exhibit 10.2 to the Form SB-2, incorporated herein by reference.

                  21 List of Subsidiaries, attached as Exhibit 21 to the Form SB-2, incorporated herein by reference.

         (b)      Reports on Form 8-K.

                           No  reports  on Form  8-K were  filed  by  Millennium
                  during the last quarter of the period covered by this report.

                        MILLENNIUM BANKSHARES CORPORATION

                           DECEMBER 31, 2001 AND 2000

                        MILLENNIUM BANKSHARES CORPORATION

                                FINANCIAL REPORT
                           DECEMBER 31, 2001 AND 2000



                                    CONTENTS




                                                                          Page
                                                                          ----
INDEPENDENT AUDITOR'S REPORT ON THE CONSOLIDATED
    FINANCIAL STATEMENTS                                                    1


FINANCIAL STATEMENTS

    Consolidated Balance Sheets                                             2

    Consolidated Statements of Operations                                   3

    Consolidated Statements of Changes in Stockholders' Equity              4

    Consolidated Statements of Comprehensive Income (Loss)                  5

    Consolidated Statements of Cash Flows                                   6

    Notes to Consolidated Financial Statements                           7 - 22

                 [LETTERHEAD OF THOMPSON, GREENSPON & CO., P.C.]




                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Millennium Bankshares Corporation
Reston, Virginia


         We have audited the accompanying consolidated balance sheets of Millennium Bankshares Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, comprehensive income (loss) and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millennium Bankshares Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.



/s/ THOMPSON, GREENSPON & CO., P.C.

Fairfax, Virginia
February 20, 2002

                        MILLENNIUM BANKSHARES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000



                                                                                 2001                      2000
                                                                             ------------               -----------

                  ASSETS

Cash and Due from Banks                                                  $        756,038             $     175,819
Federal Funds Sold                                                              9,714,314                    46,350
Mortgage loans held for sale                                                   77,426,083                34,643,164
Loans Receivable, net                                                          97,654,285                43,677,216
Investment Securities, available for sale                                      12,582,385                 6,898,134
Bank Premises and Equipment, net                                                2,344,362                 1,427,369
Accrued Interest Receivable                                                     1,023,558                   616,324
Other Assets                                                                    4,024,681                 2,007,865
                                                                             ------------               -----------
Total Assets                                                                 $205,525,706               $89,492,241
                                                                             ============               ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Deposits
        Non-interest bearing                                                $  27,721,861             $   8,159,957
        Interest bearing                                                        5,222,263                 2,798,478
        Savings deposits                                                       34,202,094                11,494,515
        Time deposits                                                         121,421,476                48,889,941
                                                                             ------------               -----------
                  Total Deposits                                              188,567,694                71,342,891
                                                                             ------------               -----------

    Repurchase agreements and other borrowed money                              3,040,000                10,031,000
    Accrued interest payable                                                      731,641                   267,001
    Other accrued expenses                                                      1,660,905                   218,288
                                                                             ------------               -----------
                  Total Liabilities                                           194,000,240                81,859,180
                                                                             ------------               -----------

STOCKHOLDERS' EQUITY
    Common  stock (Par value $5.00,  shares  authorized  10,000,000, issued and outstanding as of December 31, 2001 and 2000 are
    2,247,978 and 1,653,280, respectively.)                                    11,202,753                 8,232,233
    Accumulated other comprehensive income (loss)                                 (19,533)                   (1,235)
    Retained earnings (deficit)                                                   342,246                  (597,937)
                                                                             ------------               -----------
                  Total Stockholders' Equity                                   11,525,466                 7,633,061
                                                                             ------------               -----------

Total Liabilities and Stockholders' Equity                                   $205,525,706               $89,492,241
                                                                             ============               ===========



The Notes to Consolidated Financial Statements are an integral part of these statements.

                        MILLENNIUM BANKSHARES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                     2001                2000              1999
                                                                 ------------         -----------      ------------

Interest Income
    Interest and fees on loans                                   $  9,515,519         $ 4,952,336      $    600,979
    Interest on investment securities                                 528,511             377,864           251,808
                                                                 ------------         -----------      ------------
                  Total Interest Income                            10,044,030           5,330,200           852,787

Interest Expense
    Interest on deposits and borrowed funds                         5,341,077           2,723,135           232,070
                                                                 ------------         -----------      ------------
                  Net Interest Income                               4,702,953           2,607,065           620,717

Provision for Possible Loan Losses                                 (1,020,000)           (305,000)         (161,000)
                                                                 ------------         -----------      ------------
                  Net Interest Income after Provision
                      for Possible Loan Losses                      3,682,953           2,302,065           459,717

Other Income
    Fee income                                                      5,137,531           3,853,773           434,127
    Service charges and other income                                  258,924             194,946            46,900
                                                                 ------------         -----------      ------------
                                                                    9,079,408           6,350,784           940,744
                                                                 ------------         -----------      ------------

Operating Expenses
    Officers and employee compensation                              5,045,052           3,456,421         1,295,008
    Occupancy and equipment expense                                 1,093,986             638,433           306,910
    Marketing, promotion and advertising expenses                     231,793             763,741            54,863
    Other operating expenses                                        1,573,245             948,999           425,090
                                                                 ------------         -----------      ------------
                  Total Operating Expenses                          7,944,076           5,807,594         2,081,871
                                                                 ------------         -----------      ------------

Income before Income Taxes                                          1,135,332             543,190        (1,141,127)

Provision for Income Taxes                                            195,000                  -                 -
                                                                 ------------         -----------      ------------

Net Income (Loss)                                                $    940,183         $   543,190      $ (1,141,127)
                                                                 ============         ===========      ============

Earnings (loss) per common share
Basic                                                                    0.45                0.33            (0.69)
                                                                 ============         ===========      ============
Diluted                                                                  0.38                0.33            (0.69)
                                                                 ============         ===========      ============

Weighted average shares outstanding
Basic                                                               2,066,512           1,653,280         1,653,280
                                                                    =========           =========         =========
Diluted                                                             2,469,998           1,653,280         1,653,280
                                                                    =========           =========         =========







The Notes to Consolidated Financial Statements are an integral part of these statements.

                        MILLENNIUM BANKSHARES CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           DECEMBER 31, 2001 AND 2000

                                                                         Retained      Accumulated
                                              Number                     Earnings    Other Comprehensive
                                             Of Shares    Par Value      (Deficit)    Income (Deficit)      Totals
                                            ----------   -----------    -----------   ----------------     --------

Balances, December 31, 1998                       --     $       --     $       --      $       --       $      --

Sale of common stock                         1,653,280      8,232,233           --              --         8,232,233

Change in other comprehensive
    income (loss)                                 --             --             --           (95,471)        (95,471)

Net Income (Loss)                                 --             --       (1,141,127)           --        (1,141,127)
                                          ------------   ------------   ------------    ------------    ------------

Balances, December 31, 1999                  1,653,280      8,232,233     (1,141,127)        (95,471)      6,995,635

Change in other comprehensive
    income (loss)                                 --             --             --            94,236          94,236

Net Income                                        --             --          543,190            --           543,190
                                          ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2000                   1,653,280      8,232,233       (597,937)         (1,235)      7,633,061

Sale of common stock                           594,698      2,970,520           --              --         2,970,520

Change in other comprehensive
    income (loss)                                 --             --             --           (18,298)        (18,298)

Net Income                                        --             --          940,183            --           940,183
                                          ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2001                   2,247,978   $ 11,202,753   $    342,246    $    (19,533)   $ 11,525,466
                                          ============   ============   ============    ============    ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        MILLENNIUM BANKSHARES CORPORATION

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999




                                                                      2001               2000              1999
                                                                    --------           --------         ----------

Net Income (loss)                                                   $940,183           $543,190         $(1,141,127)

Other Comprehensive Income (loss), net of tax
Unrealized gain (loss) on securities available for sale              (18,298)            94,236             (95,471)
                                                                    --------           --------         -----------

Comprehensive Net Income (loss)                                     $921,885           $637,426         $(1,236,598)
                                                                    ========           ========         ===========











The Notes to Consolidated Financial Statements are an integral part of these statements.

                       MILLENNIUM BANKSHARES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                                                      2001               2000              1999
                                                                      ----               ----              ----

Cash Flows from Operating Activities
    Net income (loss)                                           $      940,183     $      543,190      $ (1,141,127)
    Noncash items included in net loss
        Depreciation and amortization                                  534,276            291,706           121,420
        Amortization of security premiums and accretion
            of discounts, net                                          119,958             43,141                 -
        Provision for possible loan losses                           1,020,000            305,000           161,000
        Increase in
             Mortgage loans held for sale, net                     (42,782,919)       (27,068,001)       (7,575,263)
        Accrued interest receivable                                   (407,234)          (455,242)         (161,082)
        Other assets                                                (2,016,815)        (1,537,367)         (477,858)
        Increase in
            Accrued interest payable                                   464,640            248,265            18,736
            Other accrued expenses                                   1,442,617            167,115            51,173
                                                                --------------    ---------------      ------------
                  Net Cash Provided (Used) by
                      Operating Activities                         (40,685,294)       (27,462,193)       (9,003,001)
                                                                --------------    ---------------      ------------

Cash Flows from Investing Activities
    Increase in loans receivable, net                              (54,902,395)       (28,714,843)      (15,428,373)
    Purchase of securities available for sale                       (9,822,545)        (3,533,276)       (3,870,333)
    Paydown of securities available for sale                         4,000,038            461,099            -
    Payments for the purchase of property                           (1,451,269)          (687,324)       (1,145,811)
                                                                --------------    ---------------      ------------
                  Net Cash Used by Investing
                      Activities                                   (62,270,846)       (32,474,344)      (20,444,517)
                                                                --------------    ---------------      ------------

Cash Flows from Financing Activities
    Proceeds from issuance of common stock                           2,970,520             -              8,232,333
    Net increase in deposits                                       117,224,803         49,326,883        22,016,008
    Net increase in Federal funds purchased                         (6,991,000)         3,242,000         6,789,000
                                                                --------------    ---------------      ------------
                  Net Cash Provided by Financing
                      Activities                                   113,204,323         52,568,883        37,037,341
                                                                --------------    ---------------      ------------

Net Increase (Decrease) in Cash and
    Due from Banks                                                  10,248,183         (7,367,654)        7,589,823

Cash and Due from Banks, beginning of period                           222,169          7,589,823                -
                                                                --------------    ---------------      ------------

Cash and Due from Banks, end of period                          $   10,470,352    $       222,169      $  7,589,823
                                                                ==============    ===============      ============


Noncash Investing Activities
    Unrealized gain on securities available for sale, net       $      (18,298)   $       (94,236)     $     95,471
                                                                ==============    ===============      ============



The Notes to Consolidated Financial Statements are an integral part of these statements.

                        MILLENNIUM BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000




1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Significant Accounting Policies

         Millennium Bankshares Corporation (the Corporation), a Virginia bank holding corporation, was incorporated on December 1, 1998. On April 1, 1999, the Corporation acquired all of the outstanding shares of Millennium Bank N.A., (the Bank), a wholly owned subsidiary.

         In March 1999, Millennium Brokerage Services, Inc. (Brokerage Services), a wholly owned subsidiary of the Corporation was incorporated Millennium Capital, Inc., a wholly-owned subsidiary of Millennium Bank, N.A., was incorporated in March 1999. In 2000, the Corporation formed two wholly-owned subsidiaries, Millennium e-Banking Solution, L.L.C. and Millennium Insurance Services, Inc.

         Millennium Bank is a federally chartered national bank and is subject to regulation by the Office of the Comptroller of the Currency (OCC). The principal activities of the Bank are to attract deposits and originate loans. Millennium Capital, Inc., a wholly-owned subsidiary of the Bank conducts mortgage banking as permitted for nationally chartered banks by applicable regulations. The Bank is engaged in the general business of banking; aimed at serving individuals, small and medium sized businesses and the professional communities of Reston, Herndon and Fairfax County, Virginia. The Bank conducts full-service banking operations from its branch and headquarters located in Reston, Virginia.

         The accounting and reporting policies of the Corporation are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The more significant of these policies are discussed below.

         Principals of Consolidation

         The accompanying consolidated financial statements include the accounts of the Millennium Bankshares and its subsidiaries: Millennium Bank, N.A., Millennium Brokerage Services, Inc., Millennium e-Banking
         Solutions, L.L.C., and Millennium Insurance Services, Inc. All significant intercompany accounts and transactions have been eliminated.

         Reclassifications

         Certain reclassifications have been made to prior period balances to conform to the current year.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could vary from the estimates that were used.

         Start Up Costs and Organizational Expenses

         The Corporation and its subsidiaries have adopted Statement of Position 98-5, which permits expensing of costs of start up activities, including organizational expenses, as incurred.

                       MILLENNIUM BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Cash and Cash Equivalents

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

         Cash paid for interest amounted to $4,876,437 in 2001, $2,474,870 in 2000 and $213,334 in 1999.

         Loans, Loan Fees and Loans Held for Sale

         Loans are stated at the principal amount outstanding, net of deferred loan fees. Interest on loans is generally computed using the simple interest method. Loan fees and related direct loan origination costs are deferred and recognized as an adjustment of yield over the life of the loan or currently upon the sale or repayment of the loans.

         Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-off, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

         The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Credit card loans and other personal loans are typically charged-off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

         All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on th ecash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Corporation does not have loans in the nonaccrual status at December 31, 2001 and 2000.

         Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

                       MILLENNIUM BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         Allowance for Possible Loan Losses

         The provision for possible loan losses and the related allowance is established to reflect inherent, probable and known losses in the portfolio at December 30, 2001 and 2000. The allowance is increased by provisions for loan losses charged to operating expense and reduced by net chargeoffs. The provisions are based on management's estimate of net realizable value or fair value of the collateral, as applicable, considering the current and future operating or sales conditions.

         The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available.

         A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payments status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loan by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The Corporation does not have loans classified as impaired at December 31, 2001 and 2000.



         Securities Available for Sale

         Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and accounted for at fair value on an aggregate basis. These include securities used as part of the Bank's asset/liability management strategy and may be sold in response to changes in interest rates, prepayment risk, the need or desire to increase liquidity, to satisfy regulatory requirements and other similar factors. Unrealized gains and losses of securities available for sale are excluded from earnings and included in accumulated other comprehensive income component of stockholders' equity, net of related income taxes. Realized gains and losses of securities available for sale are included in net securities gains (losses) based on the specific identification method.

                       MILLENNIUM BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Federal Home Loan Bank Stock

         Millennium, as a member of the Federal Home Loan Bank (FHLB) of Atlanta is required to hold shares of capital stock in the FHLB in an amount equal to 5 percent of its borrowings from the FHLB. This investment is recorded at cost, and it is pledged as collateral for advances from the FHLB. The amount of FHLB stock was $631,400 and $586,300 at December 31, 2001 and 2000, respectively, and was included in investment securities, available-for-sale in the consolidated balance sheets.

         Bank Premises and Equipment

         Premises and equipment are stated at cost, less accumulated depreciation and amortization. Leasehold improvements are amortized over the asset life using the straight-line method. Furniture and equipment are depreciated over estimated useful lives of five and seven years using the straight-line method. The Bank depreciates furniture and equipment using accelerated methods for income tax reporting.

         Repurchase Agreements

         Securities sold under agreements to repurchase mature daily, usually within one to thirty days, or over a set term, usually one to three years from the transaction date.

         Stockholders' Equity

         The Corporation was capitalized through a private offering circular dated November 24, 1998, for $8,266,400. Costs related to the private offering totalled $34,167, resulting in net capital proceeds of $8,232,233. The Corporation had a second private offering during the year ended December 31, 2001 raising $2,973,490. Costs related to the second private offering totaled $2,970 resulting in net capital proceeds of $2,970,520.

         Banking laws and regulatory compliance restrict the availability of earnings for the payment of dividends.

         Millennium Bankshares Corporation has 10,000,000, $5 par value shares authorized; 2,247,978 shares are issued and outstanding at December 31, 2001. All references to the number of common shares and per common share amounts have been restated to give retroactive effect to the stock split for all periods presented.

                       MILLENNIUM BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000




1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Income Taxes

         The Corporation utilizes an asset and liability approach to accounting for income taxes. The objective is to recognize the amount of income taxes payable or refundable in the current year based on the Corporation's income tax return and the deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Corporation's financial statements or tax returns. The asset and liability method accounts for deferred income taxes by applying enacted statutory rates to temporary differences, the difference between financial statement amounts and tax bases of assets and liabilities. Deferred income tax liabilities or assets are adjusted to reflect changes in tax laws or rates in the year of enactment.

         The Corporation pays state franchise tax in lieu of state income taxes.

         Advertising

         The Corporation follows the policy of charging the costs of advertising to expense as incurred.

         Income per Common Share

         The Corporation has adopted Statement of Financial Accounting Standards ("SFAS") No. 128 which establishes standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of earnings per share, basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation.

                       MILLENNIUM BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000




2.       SECURITIES AVAILABLE FOR SALE

         The amortized cost and approximate market value of securities available for sale as shown in the balance sheets of the Bank are as follows:

                                                                              Gross                  Approximate
                                                   Amortized                 Unrealized                Market
                                                     Cost                      Losses                   Value
                                                  ----------                ------------             -----------
         December 31, 2001
             U.S. Government and
                 Agency Securities                $11,748,736                   $30,051              $11,718,685
             Equity securities                        863,700                        -                   863,700
                                                  -----------                   -------              -----------
                                                  $12,612,436                   $30,051              $12,582,385
                                                  ===========                   =======              ===========

                                                                              Gross                  Approximate
                                                   Amortized                 Unrealized                Market
                                                     Cost                      Losses                   Value
                                                  ----------                ------------             -----------
         December 31, 2000:
             U.S. Government and
                 Agency Securities                 $6,080,769                   $1,235                $6,079,534
             Equity securities                        818,600                       -                    818,600
                                                  -----------                   -------              -----------
                                                   $6,899,369                   $1,235                $6,898,134
                                                  ===========                   =======              ===========


         The scheduled maturities of U.S. Government and Agency securities available for sale at December 31, 2001 were as follows:


                                                                  Approximate
                                              Amortized             Market
                                                Cost                Value
                                            -------------        -------------
                 Due from one year to
                     five years              $        -           $        -
                 Due from five years and
                     thereafter                11,748,736           11,718,685
                                             ------------         ------------
                                              $11,748,736          $11,718,685
                                              ===========          ===========


         Investment securities with a carrying amount of $5,012,964 and $6,079,534 at December 31, 2001 and 2000, respectively, were pledged as collateral on Federal Home Loan Bank and Community Bankers Bank advances and for other purposes as required or permitted by law.

                       MILLENNIUM BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000





3.       LOANS RECEIVABLE

         Loans receivable include the following at December 31:

                                                   2001            2000
                                                   ----            ----

                Mortgage loans                 $ 62,084,550    $ 18,147,802
                Commercial                       24,614,401      15,132,779
                Lines of credit                  10,918,127       9,986,878
                Consumer                          1,119,882         714,106
                Overdrafts                          292,644          92,221
                                               ------------    ------------
                Subtotal                         99,029,604      44,073,786
                Provision for loan losses        (1,391,326)       (466,000)
                Deferred loan costs (fees)           16,007          69,430
                                               ------------    ------------
                     Totals                    $ 97,654,285    $ 43,677,216
                                               ============    ============

         An analysis of the allowance for possible loan losses is as follows at December 31:

                                                        2001              2000
                                                        ----              ----
                Balance beginning of period           $   466,000       $161,000
                Provision for loan losses               1,020,000        305,000
                Loans charged to reserve                  (95,949)          -
                Recoveries credited to reserve              1,275           -
                                                      -----------       --------
                     Totals                           $ 1,391,326       $466,000
                                                      ===========       ========

         Total mortgage loans pledged as collateral for Federal Home Loan Bank advances were $15,733,075 and $12,837,525 at December 31, 2001 and
         2000, respectively. The total amount of loans being serviced by others was $56.0 million at December 31,2001.

4.       PREMISES AND EQUIPMENT

         Premises and equipment include the following at December 31:

                                                        2001              2000
                                                        ----              ----
                 Furniture and equipment           $2,754,764        $1,515,311
                 Leasehold improvements               534,000           325,184
                                                   ----------        ----------
                                                    3,288,764         1,840,495
                 Less accumulated depreciation       (944,402)         (413,126)
                                                   ----------        ----------
                                                   $2,344,362        $1,427,369
                                                   ==========        ==========

         Depreciation of premises and equipment charged to expense amounted to $534,276 and $291,706 in 2001 and 2000, respectively.

                       MILLENNIUM BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



5.       DEPOSITS

         Deposits consist of the following at December 31:

                                                 Weighted                           Weighted
                                                  Average                            Average
                                               Interest Rate          2001        Interest Rate            2000
                                               -------------     -------------    -------------        ------------
                 Non-interest bearing
                     Demand deposits              0.00%          $  27,721,861        0.00%            $  8,159,957
                 Interest bearing
                     Demand deposits              4.04%              5,222,263        2.70%               2,798,478
                 Savings deposits                 2.21%             34,202,094        4.84%              11,494,515
                 Time deposits                    5.48%            121,421,476        7.02%              48,889,941
                                                  ----           -------------         ---             ------------
                                                  4.56%           $188,567,694        5.12%             $71,342,891
                                                  ====            ============        ====              ===========

         Time certificates of deposit in denominations of $100,000 or more totalled $89,535,932 in 2001 and $13,315,186 in 2000. Certificates of
         deposit mature as follows at December 31:

                                                 2001                  2000
                                            -------------          -----------
                 3 months or less           $  44,514,241          $11,487,237
                 3 to 12 months                42,545,905           25,239,919
                 1 to 5 years                  32,564,411            8,807,697
                 Over 5 years                   1,796,919            3,355,088
                                            -------------          -----------
                      Totals                $ 121,421,476          $48,889,941
                                            =============          ===========

6.       BORROWINGS

         The Bank had borrowings outstanding as follows:

                                                 Interest
                                                    Rate            Maturity                Amount
                                                 ----------      ---------------         ------------
                 December 31, 2000:
                 Federal Home Loan Bank           6.48%          May 28, 2004            $    400,000
                 Federal Funds Purchased          1.81%          Demand                     2,640,000
                                                                                         ------------
                                                                                         $  3,040,000



                                                 Interest
                                                    Rate            Maturity                Amount
                                                 ----------      ---------------         ------------
                 December 31, 2000:
                 Federal Home Loan Bank            6.35%         Jan. 22, 2001           $  6,275,000
                                                   6.07%         May 29, 2001                 750,000
                                                   6.48%         May 28, 2004                 400,000
                 Federal Funds Purchased           6.55%         Demand                     2,606,000
                                                                                         ------------
                                                                                         $ 10,031,000

         Interest expense on borrowed funds was $284,180 for the year ended December 31, 2001 and $526,682 for the year ended December 31, 2000.

                       MILLENNIUM BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000




7.       INCOME TAXES

         The provision for income taxes consists of the following::

                                                          2001         2000
                                                      ------------  ----------
                  Current (benefit) provision          $  501,000    $      -
                  Deferred (benefit) provision           (306,000)          -
                                                       ----------    --------
                  Total provision for income taxes     $  195,000    $      -
                                                       ==========    ========

         Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items, such as the allowance for loan losses and loan fees, are recognized in different periods for financial reporting and tax return purposes. In 2001, a valuation allowance has not been established for deferred tax assets. Realization of the deferred tax asset is dependent on generating sufficient taxable income. Although realization is not assured management believes it is more likely than not that all of the deferred tax asset will be realized.

         Net deferred tax assets are comprised of the following at December 31:

                  Deferred Source                                       2001                2000
                  ---------------                                    ----------           ----------
                  Net operating loss carryforward                    $    -               $  136,000
                  Start-up costs                                         24,000               35,000
                  Loan loss reserve                                     372,000               77,000
                  Unearned loan fees                                     (6,000)             (22,000)
                  Depreciation                                          (87,000)             (20,000)
                                                                     ----------           ----------
                           Gross deferred tax assets (liability)        303,000              206,000

                  Allowance                                                  -              (206,000)
                                                                     ----------           ----------
                           Net deferred tax asset                    $  303,000           $    -
                                                                     ==========           ==========

         The provisions for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory Federal income tax rate to pretax income as a result of the following differences:

                                                                       2001          2000
                                                                    ----------    ----------
                  Statutory Federal income tax rate                      34%            34%

                  Change in deferred tax asset valuation allowance      (17)           (34)
                                                                      -----          -----
                  Effective tax rate                                     17%             0%
                                                                      =====          =====

                       MILLENNIUM BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000




8.       REGULATORY MATTERS

         Millennium's primary supervisory agent is the OCC. The OCC has mandated certain minimum capital standards for the industry. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") outlines various levels of capital adequacy for the industry.

         Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulation that, if undertaken, could have a direct material effect on Millennium's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action. Millennium must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require Millennium to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

         As of December 31, 2001, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective actions. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions category.

         Millennium's actual capital amounts and ratios are also presented in the tables below. (All dollar amounts are in thousands.)

                                                                         For
                                                                       Capital                     To be Well
                                              Actual                   Purposes                    Capitalized
                                             Amount        Ratio       Amount        Ratio       Amount     Ratio
                                             ------        -----       -------       -----       ------     -----
        As of December 31, 2001
             Total Capital
                 (to risk-weighted assets)    $13,383      10.62%        $10,081     8.00%        $12,591   10.00%
             Tier I
                 (to risk-weighted assets)     11,992        9.52          5,040     4.00           7,560    6.00
             Tier I ( to average assets)        9,939        9.67          4,110     4.00           5,135    5.00
        As of December 31, 2000
             Total Capital
                 (to risk-weighted assets)      8,041       10.27          6,261     8.00           7,826   10.00
             Tier I Capital
                 (to risk-weighted assets)      7,575        9.68          3,130     4.00           4,700    6.00
             Tier I Capital
                 (to average assets)            6,231       11.71          2,130     4.00           2,660    5.00


                       MILLENNIUM BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000




9.       SUBSEQUENT EVENTS

         In February 2002 the Corporation completed its initial public offering and registration statement with the Securities and Exchange Commission
         (SEC). The Corporation is currently trading on the Nasdaq SmallCap Market under the symbol "MBVA". The Corporation raised a total of $8,625,000, selling a total of 1,437,500 shares of its common stock. Net proceeds from the offering were $8,003,445 after deducting the underwriting fee and other offering expenses. The proceeds from the sale of the shares will be used for general corporate purposes.

10.      OPERATING LEASES

         Millennium leases its corporate headquarters and most of its branch facilities under non-cancelable lease agreements. Most of these leases provide for the payment of property taxes and other costs by Millennium and include one or more renewal options ranging up to ten years.

         The following are the future minimum lease payments at December 31, 2001:

         Years ending December 31,
                  2002                                         $  486,171
                  2003                                            520,751
                  2004                                            536,367
                  2005                                            552,448
                  2006                                            531,157
                  2007 and thereafter                           1,318,263
                                                              -----------
                             Total                             $3,945,157
                                                               ==========

         Rent expense amounted to $306,103, $212,189 and $108,364 for the years ended December 31, 2001, 2000 and 1999.

11.      INTEREST OF MANAGEMENT IN CERTAIN TRANSACTIONS

         In the ordinary course of business, the Bank has granted loans to directors, executive officers, employees and their associates. These transactions have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. Directors, officers, employees and their affiliated companies were indebted to the Bank for loans totaling $11,562,418 and $8,176,629 at December 31, 2001 and 2000, respectively. Deposits by related parties to the Bank totaled $6,158,799 and $5,539,454 at December 31, 2001 and 2000, respectively.

         The Corporation paid $88,883 in 2001 and $14,254 in 2000 to the law firm of two directors who serve as legal counsel for the Corporation and its subsidiaries.

                        MILLENNIUM BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000




12.      COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT

         In the normal course of business, the Bank incurs certain contingent liabilities that are not reflected in the accompanying financial statements. Commitments under unfunded commitments approximated $5,137,223 in 2001 and $9,035,680 in 2000. The Bank does not anticipate any material losses as a result of these commitments.

         The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant and equipment and income-producing commercial properties and residential properties.

         Most of the Bank's loans, commitments, and commercial standby letters of credit have been granted to customers in the Bank's market area. The concentrations of credit by type of loan are set forth in Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Bank does not extend credit to any single borrower or group of related borrowers in excess of their legal limit.

13.      STOCK OPTION PLAN

         On August 12, 1999, the Corporation adopted an Incentive Stock Option Plan. The total number of shares granted under the plan cannot exceed 1,000,000 shares. The plan is administered by the Board of Directors of the Corporation and the plan will terminate as of August 11, 2009. The Board has authorized the Chairman of the Corporation the authority to grant 300,000 shares to key employees at his discretion. Under the plan the option price of the shares must be granted at not less than fair market value, the shares term may not exceed ten years and the options are not transferable.

                                                    Number of       Option Price
                                                      Shares         Per Share
                                                  -------------   --------------
                 Outstanding, December 31, 1999       165,600            $ 5
                                                     --------            ---
                     Grants                           209,366              5
                     Exercised                         -                 -
                     Canceled or expired               (8,700)             5
                                                    ---------            ---
                 Outstanding, December 31, 2000       366,266              5
                                                      -------            ---
                     Grants                           416,666              5
                     Exercised                         -                 -
                     Canceled or expired              (15,300)             5
                                                     --------            ---
                 Outstanding, December 31, 2001       767,632            $ 5
                                                      =======            ===

                         MILLENNIUM BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000




13.      STOCK OPTION PLAN (CONTINUED)

         The vesting period of the remaining options is as follows:

                 Vested and exercisable                     139,063
                 February 1, 2002                           145,472
                 February 1, 2003                           145,472
                 February 1, 2004                           145,472
                 February 1, 2005                           114,013
                 February 1, 2006                            78,140
                                                            -------
                                                            767,632

         The Corporation adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and will continue to apply Accounting Principles Board Statement No. 25 and related interpretations in accounting for its employee compensation plans. SFAS 123 establishes standards of financial accounting and reporting for stock-based employee compensation plans including stock option plans, stock purchase plans and other arrangements by which employees receive shares of stock or other equity instruments based on the market price of an entity's stock.

         If the Corporation had elected to recognize compensation cost for the plan based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:


                                                                          2001             2000
                                                                       -----------      -----------
                 Net income                          As reported          $940,183         $543,190
                                                     Pro forma             806,579          432,271
                 Basic earnings per share            As reported              .46              .33
                                                     Pro forma                .39              .26
                 Diluted earnings per share          As reported              .38              .33
                                                     Pro forma                .33              .26

         Compensation costs under SFAS 123 are recognized when the options are vested and exercisable. The fair value of Millennium Bankshares
         Corporation stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black Scholes pricing model with the following assumptions: a risk free interest rate of 5.02 percent, no estimated dividend yield, an expected volatility of 10 percent and an expected holding period of five years.

                       MILLENNIUM BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



14.      EARNINGS PER SHARE

         The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.


                                                       For the Years Ended December 31,
                        --------------------------------------------------------------------------------------------
                                                  2001                         2000                    1999
                                           ---------------------      ---------------------    ---------------------
                                                      Per Share                   Per Share                Per Share
                                              Shares   Amount            Shares     Amount       Shares      Amount
                                           ---------- ----------      ----------  ---------    ----------  ---------
         Net Income (loss)                  2,066,512     $0.45        1,653,280      $.33      1,653,280     $(.69)
                                                          =====                       ====                    =====
         Basic earnings per share
         Effect of dilutive securities
             Stock options                    127,939                        -                         -
             Warrants                         275,547                        -                         -
                                            ---------                  ---------                ---------
         Diluted earnings per share         2,469,998     $0.38        1,653,280   $.33         1,653,280     $(.69)
                                            =========     =====        =========   ====         =========     =====

         Stock options and Warrants to purchase common stock were outstanding during 2000 and 1999 but were not included in the computation of EPS because the options' exercise price was greater than the average market price of the common shares.

15.      PARENT COMPANY ACTIVITY

         Millennium Bankshares Corporation owns all of the outstanding shares of the Bank. Accordingly, the balance sheet and statement of income for the Corporation only, are as follows at December 31:

                                        BALANCE SHEETS

                                                                        2001                    2000
                                                                  ---------------          --------------
                 Assets:
                     Cash and due from banks                      $       63,411             $     31,876
                     Investment in subsidiaries                       12,283,677                7,487,092
                     Other assets                                        128,378                  114,093
                                                                  --------------             ------------
                 Total Assets                                     $   12,475,466             $  7,633,061
                                                                  ==============             ============

                 Liabilities:
                     Short term line of credit                    $      950,000             $          -

                 Stockholder's equity:
                     Common stock                                     11,202,753                8,232,233
                     Accumulated other comprehensive loss                (19,533)                  (1,235)
                     Retained earnings (deficit)                         342,246                 (597,937)
                                                                  --------------             ------------
                 Total Liabilities and Stockholders' Equity          $12,475,466               $7,633,061
                                                                  ==============             ============

                       MILLENNIUM BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000




15.      PARENT COMPANY ACTIVITY (CONTINUED)

                                        STATEMENTS OF INCOME

                                                      2001           2000
                                                  -----------    -----------
Equity in earnings of subsidiaries                $   919,884    $   538,893
Interest income, net                                   20,299          4,297
                                                  -----------    -----------
Net income (loss)                                 $   940,183    $   543,190
                                                  ===========    ===========

                       STATEMENTS OF CASH FLOWS

                                                      2001           2000
                                                  -----------    -----------
Cash Flows from Operating Activities
    Net income (loss)                             $   940,183    $   543,190
    Increase in other assets                          (14,285)       (67,468)
                                                  -----------    -----------
Net Cash Provided by Operating Activities             925,898        475,722
                                                  -----------    -----------

Cash Flows from Investing Activities
    Increase in investment subsidiaries            (4,814,883)    (1,608,757)
                                                  -----------    -----------

Cash Flows from Financing Activities
    Proceeds from short term borrowings               950,000           -
    Proceeds from issuance of common stock          2,970,520           -
                                                  -----------    -----------
Net Cash Provided by Financing Activities           3,920,520           -
                                                  -----------    -----------

Net (Decrease) Increase in Cash and
    Due from Banks                                     31,535     (1,133,035)
Cash and Due from Banks, beginning of period           31,876      1,164,911
                                                  -----------    -----------
Cash and Due from Banks, end of period            $    63,411    $    31,876
                                                  ===========    ===========

Noncash Investing Activities
    Unrealized gain (loss) on securities
        available for sale, net                   $   (18,298)   $   (94,236)
                                                  ===========    ===========

                       MILLENNIUM BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



16.      ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The assumptions used and the estimates disclosed represent management's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to management as of the respective reporting dates. In certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors, and management's evaluation of those factors change.

         Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, these fair value estimates are not necessarily indicative of the amounts that Millennium would realize in a market transaction. Because of the wide range of valuation techniques and the numerous estimates which must be made, it may be difficult to make reasonable comparisons of Millennium's fair value information to that of other financial institutions. It is important that the many uncertainties discussed above be considered when using the estimated fair value disclosures and to realize that because of these uncertainties, the aggregate fair value amount should in no way be construed as representative of the underlying value of Millennium. The estimated fair values of Millennium's financial instruments at December 31, 2001 and 2000 are as follows:

                                                 December 31, 2001                     December 31, 2000
                                               Carrying          Fair              Carrying           Fair
         ($ in thousands)                       Amount          Value               Amount            Value
                                              ---------      -----------           -------        ------------
         Financial assets:
             Cash and Federal funds             $ 10,470       $ 10,470            $     222       $     222
             Loans held for sale                  77,426         77,426               34,643          34,643
             Loans receivable, net                97,654        103,654               43,677          45,622
             Available-for-sale securities        12,582         12,582                6,898           6,898
         Financial liabilities:
             Deposits                            188,568        194,671               71,343          74,561
             Other borrowings                      5,433          5,433               10,516          10,516

         The following methods and assumptions were used to estimate the fair value amounts at December 31, 2001 and 2000:

         Cash and Cash Equivalents

         Carrying amount approximates fair value

         Available-for Sale Securities

         Fair value is based on quoted market prices

         Loans Receivable, Net of Allowance

         Fair value of loans is estimated using discounted cash flow analyses based on contractual repayment schedules. The discount rates used in these analyses are based on either the interest rates paid on U.S. Treasury securities of comparable maturities adjusted for credit risk and non-interest operating costs or the interest rates currently offered by Millennium for loans with similar terms to borrowers of similar credit quality.

                       MILLENNIUM BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



16.      ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

         Loans Held for Sale

         Fair value is based on selling prices arranged by arms-length contracts with third parties

         Deposits

         The carrying amount of deposit liabilities payable on demand, consisting of NOW accounts, money market deposits, statement savings and other deposit accounts approximates fair value. Fair value of fixed-rate certificates of deposit is estimated based on discounted cash flow analyses using the remaining maturity of the underlying accounts and interest rates currently offered on certificates of deposit with similar original maturities

         Borrowings

         The carrying amount of short-term FHLB advances approximates fair value. Fair value of all other borrowings is estimated based on discounted cash flow analyses using the remaining maturity of the borrowings and interest rates currently in effect on borrowings with similar original maturities.

17.      QUARTERLY FINANCIAL INFORMATION (IN THOUSANDS, EXCEPT SHARE DATA)


                                            Quarter Ended       Quarter Ended       Quarter Ended      Quarter Ended
                                            December 31,        September 30,            June 30,         March 31,
                                                   2001               2001                2001                2001
                                            --------------      --------------      --------------     -------------
         Interest income
         Net interest income                      $3,116             $2,640              $2,092              $2,196
         Provision for loan losses                 1,358              1,383                 946               1,016
         Income before income taxes                  250                350                 255                 165
         Net income                                  253                323                 292                 267
                                                 -------            -------             -------             -------
                                                     171                210                 292                 267
                                                 -------            -------             -------             -------

         Earnings per share:
             Basic                                $.07               $.09                 $.13              $.16
             Diluted                               .06                .07                  .11               .14


                                            Quarter Ended       Quarter Ended       Quarter Ended      Quarter Ended
                                            December 31,        September 30,            June 30,         March 31,
                                                 2000               2000                2000                2000
                                            --------------      --------------      --------------     -------------
         Interest income
         Net interest income                      $2,134              $1,382              $1,045               $770
         Provision for loan losses                   926                 679                 565                437
         Income before income taxes                  160                  75                  45                 25
         Net income                                  254                 294                  17                (22)
                                                --------             -------            --------              -----
                                                     254                 294                  17                (22)
                                                --------             -------            --------              -----

         Earnings per share:
             Basic                                $.15                $.18                $.01              $(.01)
             Diluted                               .15                 .18                 .01               (.01)


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MILLENNIUM BANKSHARES CORPORATION



Date:  March 29, 2002                        By:  /s/ Carroll C. Markley
                                                  ------------------------------
                                                  Carroll C. Markley
                                                  Chairman, President and
                                                  Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                                      Title                                 Date


        /s/ Carroll C. Markley              Chairman, President and Chief Executive            March 29, 2002
-------------------------------------                Officer and Director
           Carroll C. Markley                    (Principal Executive Officer)

         /s/ Thomas J. Chmelik                             Treasurer                           March 29, 2002
-------------------------------------              (Principal Financial and
           Thomas J. Chmelik                          Accounting Officer)


                                                     Chairman of the Board                     March 29, 2002
-------------------------------------
           Bronson Ford Byrd


                                                  Vice Chairman of the Board                   March 29, 2002
-------------------------------------
          L. James D'Agostino


         /s/ Andrew E. Kauders                             Director                            March 29, 2002
-------------------------------------
           Andrew E. Kauders


                                                           Director                            March 29, 2002
-------------------------------------
              Jay W. Khim


         /s/ Stewart R. Little                             Director                            March 29, 2002
-------------------------------------
           Stewart R. Little




          /s/ David B. Morey                               Director                            March 29, 2002
-------------------------------------
             David B. Morey


         /s/ Arthur J. Novick                              Director                            March 29, 2002
-------------------------------------
            Arthur J. Novick


                                                           Director                            March 29, 2002
-------------------------------------
            Gregory L. Oxley


                                                           Director                            March 29, 2002
-------------------------------------
           Rolando J. Santos


                                                           Director                            March 29, 2002
-------------------------------------
            Robert T. Smoot


          /s/ Derek A. Tidman                              Director                            March 29, 2002
-------------------------------------
            Derek A. Tidman


                                                           Director                            March 29, 2002
-------------------------------------
           Ronald W. Torrence


         /s/ Douglas K. Turner                             Director                            March 29, 2002
-------------------------------------
           Douglas K. Turner


                                  EXHIBIT INDEX

     No.                            Description
     ---                            -----------

     3.1 Articles of Incorporation (restated in electronic format), attached as Exhibit 3.1 to the Registration Statement on Form SB-2, as amended, Registration No. 333-72500, filed with the Commission on October 30, 2002 (the "Form SB-2"), incorporated herein by reference.

     3.2 Bylaws, attached as Exhibit 3.2 to the Form SB-2, incorporated herein by reference.

     4.1 Form of Common Stock Certificate, attached as Exhibit 4.1 to the Form SB-2, incorporated herein by reference.

     4.2 Form of Warrant Agreement, attached as Exhibit 4.2 to the Form SB-2, incorporated herein by reference.

     10.1 Employment Contract, dated as of February 8, 2001, between Millennium Bankshares Corporation, Millennium Bank and Carroll
                 C. Markley, attached as Exhibit 10.1 to the Form SB-2, incorporated herein by reference.

     10.2        Form  of  Employee  Stock  Option  of  Millennium   Bankshares
                 Corporation, attached as Exhibit 10.2 to the Form SB-2, incorporated herein by reference.

     21 List of Subsidiaries, attached as Exhibit 21 to the Form SB-2, incorporated herein by reference.