Form 10QSB
period 2002-03-31
MILLENNIUM BANKSHARES CORP
filed 2002-05-20
CIK 1158678

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

                 [ ] Transition Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from ______________ to ________________

                         Commission file number: 0-49611

                        MILLENNIUM BANKSHARES CORPORATION
        (Exact Name of Small Business Issuer as Specified in its Charter)


            Virginia                                      54-1920520
 (State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                      Identification No.)

                              1601 Washington Plaza
                             Reston, Virginia 20190
                    (Address of Principal Executive Offices)

                                 (703) 464-0100
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes    __X__         No  _____


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          3,685,478 shares of common stock, par value $5.00 per share, outstanding as of May 11, 2002

                        MILLENNIUM BANKSHARES CORPORATION


                                      INDEX


Part I.    Financial Information                                                                 Page No.

         Item 1.      Financial Statements

                      Consolidated Balance Sheets                                                3

                      Consolidated Statements of Income                                          4

                      Consolidated Statements of Changes in Shareholders' Equity                 5

                      Consolidated Statements of Cash Flows                                      6

                      Notes to Consolidated Financial Statements                                 7

         Item 2.      Management's Discussion and Analysis of Results of Operation
                                    and Financial Condition                                     10

Part II.     Other Information

         Item 1.      Legal Proceedings                                                         13

         Item 2.      Changes in Securities and Use of Proceeds                                 13

         Item 3.      Defaults upon Senior Securities                                           13

         Item 4.      Submission of Matters to a Vote of Security Holders                       13

         Item 5.      Other Information                                                         13

         Item 6.      Exhibits and Reports on Form 8-K                                          13

Signatures                                                                                      14


                          PART I. FINANCIAL INFORMATION
Item 1.                       FINANCIAL STATEMENTS
                        MILLENNIUM BANKSHARES CORPORATION
                           Consolidated Balance Sheets
                                 (In Thousands)

                                                             (Unaudited)
                                                              March 31,       December 31,
                                                                2002             2001
                                                             -----------      ------------
Assets:
   Cash and due from banks                                    $   3,374        $     756
   Federal funds sold                                             1,470            9,714
   Securities available for sale                                 26,228           12,582
   Loans held for sale                                           71,875           77,426
   Loans, net                                                   121,165           97,654
   Bank premises and equipment, net                               2,582            2,345
   Other assets                                                   6,370            5,049
                                                              ---------        ---------

          Total assets                                        $ 233,064        $ 205,526
                                                              =========        =========

Liabilities and Shareholders' Equity
Liabilities:
   Deposits:
      Non-interest bearing demand deposits                    $  18,939        $  27,722
      Savings and interest-bearing demand deposits               97,117           39,424
      Time deposits                                              91,722          121,422
                                                              ---------        ---------
          Total deposits                                      $ 207,778        $ 188,568


   Securities sold under agreements to
    repurchase                                                $   4,449        $   3,040
   Other liabilities                                              1,143            2,392
                                                              ---------        ---------
          Total liabilities                                   $ 213,370        $ 194,000
                                                              ---------        ---------

Shareholders' Equity:
   Common stock par value $5.00 per
    share, authorized 10,000,000 shares;
    Issued and outstanding at March 31, 2002 - 3,685,478
    Issued and outstanding at December 31, 2000 - 2,247,978   $  18,390        $  11,203

   Capital surplus                                                  759                -

   Retained earnings                                                622              342

   Accumulated other comprehensive income                           (77)             (19)
                                                              ---------        ---------
          Total shareholders' equity                          $  19,694        $  11,526
                                                              ---------        ---------

Total liabilities and shareholders' equity                    $ 233,064        $ 205,526
                                                              =========        =========

          See Accompanying Notes to Consolidated Financial Statements.

                        MILLENNIUM BANKSHARES CORPORATION
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)

                                                                              Unaudited
                                                                ---------------------------------------
                                                                         For the Three Months
                                                                           Ended March 31,
                                                                       2002                2001
                                                                ---------------------------------------
           Interest Income
             Interest and fees on loans                          $         3,214     $        2,093
             Interest on securities available for sale
                Taxable                                                      134                 86
                Dividends                                                     13                 13
             Interest on federal funds sold and other                         41                  4
                                                                ---------------------------------------
                 Total interest income                           $         3,402     $        2,196
           Interest expense
             Interest on deposits                                $         1,702     $        1,094

             Interest on short-term borrowings                                 3                 84
                                                                ---------------------------------------
                 Total interest expense                          $         1,705     $        1,178
                 Net interest income                             $         1,697     $        1,018
           Provision for loan losses                                         225                165
                                                                ---------------------------------------
                 Net interest income after provision
                  for loan losses                                $         1,472     $          853
           Other Income
             Service charges on deposit accounts                 $             5     $           16
             Fees on loans held for resale                                 1,162              1,096
             Other operating income                                          103                 38
                                                                ---------------------------------------
                  Total other income                             $         1,270     $        1,150
           Other Expense
             Advertising                                         $            61     $           38
             Salaries and employee benefits                                1,470              1,155
             Net occupancy expense of premises                               165                103
             Other operating expenses                                        639                439
                                                                ---------------------------------------
                  Total other expense                            $         2,335     $        1,735
                                                                ---------------------------------------

                  Income before income taxes                     $           407     $          268
                  Income taxes                                               126                  -
                                                                ---------------------------------------
                  Net income                                     $           281     $          268
                                                                =======================================
           Earnings per weighted average share:
             (2002 - 3,110,478,  2001 - 1,698,583)
           Net income per share, basic                           $          0.09     $         0.16
           Net income per share, diluted                         $          0.08     $         0.14
           Dividends per share                                   $          0.00     $         0.00

          See Accompanying Notes to Consolidated Financial Statements.

                        MILLENNIUM BANKSHARES CORPORATION
            Consolidated Statement of Changes in Shareholders' Equity
               For the Three Months ended March 31, 2002 and 2001
                                 (In Thousands)
                                   (Unaudited)

                                                                        Accumulated
                                                                           Other
                                              Common       Capital     Comprehensive     Retained     Comprehensive
                                               Stock       Surplus     Income (Loss)     Earnings         Income        Total
                                            ------------ ----------   ----------------- ------------  -------------    -----------

Balances - December 31, 2000                   $ 8,232     $     -      $      (1)      $   (597)       $   -           $   7,634

Comprehensive Income
  Net income                                                                                 268                              268
  Other comprehensive income net of tax:
    Unrealized gain on available                                               30                                              30
    Sale of common stock (203,100 shares), net   2,031

  Total comprehensive income
  Cash dividends declared

                                            ------------ ----------   ----------------- ------------  -------------    ------------
Balances - March 31, 2001                      $ 10,263   $      -      $      29        $   (329)                      $   9,963
                                            ============ ==========   ================= ============                   ============

Balances - December 31, 2001                   $ 11,202   $      -      $     (19)       $    341       $   -           $  11,524

Comprehensive Income
  Net income                                                                                  281                             281
  Other comprehensive income net of tax:
     Unrealized gain on available for                                         (58)                                            (58)

     Sale of common stock (1,437,500 shares)      7,188         759                                                          7,947

  Total comprehensive income
  Cash dividends declared
                                            ------------ ----------   ----------------- ------------  -------------    -----------
Balances - March 31, 2002                      $ 18,390   $     759     $     (77)       $    622                        $ 19,694
                                            ============ ==========   ================= ============                   ===========

          See Accompanying Notes to Consolidated Financial Statements.

                        MILLENNIUM BANKSHARES CORPORATION
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                   Unaudited
                                                                       -----------------------------------
                                                                              For the Three Months
                                                                                Ended March 31,
                                                                             2002              2001
                                                                       -----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                $    281          $    269
  Adjustments to reconcile net income to net cash provided by operating activities
     Provision for loan losses                                                   225               165
     Depreciation and amortization                                               183               109
     Net (gains) losses on securities available for sale                         (58)               29
     Discount accretion and premium amortization on securities, net               44                26
     Originations of loans held for sale                                       5,551            (1,078)
     (Increase) in other assets                                               (1,321)              262
     (Decrease)  in other liabilities                                         (1,250)              476
                                                                            --------          --------
      Net cash provided by (used in) operating activities                   $  3,655          $    258
                                                                            --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES
  (Decrease) in loans receivable, net                                       $(23,511)         $ (3,154)
  Available for sale, net                                                    (13,646)             1636
  Bank premises and equipment, net                                              (690)             (469)
                                                                            --------          --------
     Net cash provided by (used in) investing activities                    $ 37,847)         $ (1,987)
                                                                            --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits, net                                             $ 19,211          $ 17,963
  Acquisition of common stock                                                  7,946             2,031
  Increase in securities sold under agreement to repurchase                    1,409            (5,081)
                                                                            --------          --------
     Net cash provided by financing activities                              $ 28,566          $ 14,913
                                                                            --------          --------
    Increase in cash and cash equivalents                                   $ (5,626)         $13,184

CASH AND CASH EQUIVALENTS
  Beginning                                                                 $ 10,470          $    222
                                                                            ========          ========
  Ending                                                                    $  4,844          $ 13,406
                                                                            ========          ========


SUPPLEMENTAL DISCLOSURES FOR NON-CASH
   INVESTING AND FINANCING ACTIVITIES
   Unrealized gain (loss) on securities available for sale
                                                                                 (58)               29

          See Accompanying Notes to Consolidated Financial Statements.

                        MILLENNIUM BANKSHARES CORPORATION
                   Notes to Consolidated Financial Statements
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

Note 1.

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002 and the results of operations and changes in cash flows for the three months ended March 31, 2002 and 2001. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the three month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

Note 2.   Securities

         Securities available for sale as of March 31, 2002 are summarized below:

                                        -------------------------------------------------------------
                                                              Gross           Gross
                                          Amortized        Unrealized      Unrealized       Market
                                             Cost             Gains         (Losses)        Value
                                        -------------------------------------------------------------
                                                          (In Thousands)
         U.S. Treasury securities
           and obligations of U.S.
           government corporations
           and agencies                  $  17,689        $   75          $   (140)       $  17,624
         Corporate securities                                 -                -               -
         Obligations of states and
           Political subdivisions              -              -                -               -
         Mortgaged backed securities         6,921            -                (54)           6,867
         Other                               1,737            -                -              1,737

                                        ---------------- --------------  --------------- ------------
                                         $  26,347        $   75          $   (194)       $  26,228
                                        ================ ==============  =============== ============


Note 3.

         The consolidated loan portfolio is composed of the following:

                                                                ---------------------------------
                                                                  March 31,       December 31,
                                                                     2002             2001
                                                                ---------------------------------
                                                                        (In Thousands)

                   Commercial, financial and agricultural        $   30,737       $   24,614
                   Lines of credit                                   11,223           10,918
                   Real estate mortgage                              77,955           62,085
                   Installment loans to individuals                   2,393            1,412
                                                                --------------- -----------------
                 Total loans                                        122,308           99,029
                 Less: Allowance for loan losses                      1,617            1,391
                           Deferred fees and unearned discounts         474               16
                                                                --------------- -----------------
                 Loans, net                                      $  121,165       $   97,654
                                                                =============== =================


Note 4.           Reserve for Loan Losses

         The following is a summary of transactions in the reserve for loan losses:

                                                                ---------------------------------
                                                                  March 31,       December 31,
                                                                     2002             2001
                                                                ---------------------------------
                                                                              (In Thousands)
                   Balance at January 1                          $    1,391        $    466
                   Provision charged to operating expense               225           1,020
                   Recoveries added to the reserve                        1               1
                   Loan losses charged to the reserve                                   (96)
                                                                --------------- -----------------
                   Balance at the end of the period              $    1,617        $  1,391
                                                                =============== =================

Note 5.           Earnings Per Share

         The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock. Potential dilutive common stock has no effect on income available to common shareholders.

                                                  March 31, 2002            March 31, 2001
                                                         Per share                 Per share
                                               Shares      Amount         Shares     Amount
                                            ------------------------- -------------------------

                    Basic EPS                 3,110,478  $      0.09    1,777,972  $     0.16
                                                        =============             =============

                    Effect of dilutive
                       securities:
                        stock options           297,785                   140,607
                                            -----------                ----------
                    Diluted EPS               3,408,263  $      0.08    1,918,579  $     0.14
                                                        =============             =============




Note 6.           Derivative Financial Instruments

         The Corporation has no derivative financial instruments.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Summary

         Net income for the three months ended March 31, 2002 increased 4.8% to $281.5 thousand or $.08 per diluted share compared to $268.6 thousand or $.14 per diluted share for the first three months of 2001. Annualized returns on average assets and equity for the three months ended March 31, 2002 were .64% and 8.15%, respectively, compared to 1.10% and 12.02% for the same period in 2001.

         Total assets for Millennium Bankshares Corporation (the "Company") increased to $233.1 million at March 31, 2002 compared to $205.6 million at December 31, 2001, representing an increase of $27.5 million or 13.4%. Total loans at March 31, 2002 were $121.2 million, an increase of $23.5 million from the December 31, 2001 balance of $97.7 million. The driving forces behind the loan growth include a good local economy as well as customers' desire to seek a local financial institution that has the ability to make decisions locally regarding credit. The investment portfolio decreased 107.9% to $26.2 million at March 31, 2002 compared to $12.6 million at December 31, 2001. Deposits increased $19.2 million to $207.8 million at March 31, 2002 from $188.6 million at December 31, 2001. Growth in the transactional accounts accounted for $57.7 million, while management decision to roll off higher costing brokered time deposits decreased $29.7 million for the first three months of 2002. Federal funds purchased increased $1.4 million from $2.6 million at December 31, 2001 to $4.0 million at March 31, 2002. Branch expansion and increased advertising have promoted awareness of the Company and resulted in additional business.

         Shareholders' equity was $19.7 million at March 31, 2002. This amount represents an increase of 71.3% from the December 31, 2001 balance of $11.5 million. The increase is directly related to the sale of 1,437,500 shares of common stock which closed on February 6, 2002. The book value per common share was $5.36 at March 31, 2002 and $5.13 at December 31, 2001.

Net Interest Income

         Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $3.4 million for the first three months of 2002 compared to $2.2 million for the same period in 2001. The increase is largely due to growth in the average earning assets.

Noninterest Income

         Noninterest income consisting of fees from deposit accounts and mortgage banking increased 10.4% to $1.3 million for the first three months of 2002 compared to $1.2 million for the same period in 2001. Service charges on deposit accounts for the first three months of 2002 totaled $5,000 compared to $16,000 for the same period in 2001, a decrease of 70.3%. Fees on loans held for sale increased $66,000 or 6.0% to $1.2 million at March 31, 2002 from the March 31, 2001 balance of $1.1 million. Other operating income increased $65,000 to $103,000 for the three months ended March 31, 2002 compared to $38,000 for the same period in 2001. The increase in other operating income is mostly attributed to commissions earned on sales of non-deposit investments.

Noninterest Expense

         Total noninterest expense includes employee-related costs, occupancy and equipment expense and other overhead. Total noninterest expense was $2.3 million for the first three months of 2002 compared to $1.7 million for the same period in 2001. This is a 34.6% increase from the three months ended March 31, 2001 to the three months ended March 31, 2002. Salary and benefit expense increased 27.3% from $1.2 million for the three months ended March 31, 2001 to $1.5 million for the three months ended March 31, 2002. Continued growth throughout the organization and in the wholesale and commercial loan departments drives the increase in salary and employee benefit expenses. Net occupancy expense of premises increased 60.2% from $103,000 for the three months ended March 31, 2001 to $165,000 for the three months ended March 31, 2002.

Allowance for Loan Losses

         The allowance for loan losses at March 31, 2002 was $1.6 million compared to $.6 million at March 31, 2001. The provision for loan losses for the first three months of 2002 was $225,000, an increase of $60,000 for the period ending March 31, 2001. The allowance for loan losses was .81% of total loans outstanding at March 31, 2002. Net charge-offs as a percentage of loans was ..0003% for the three months ended March 31, 2002, and there were no loans past due 90 days or more at March 31, 2002. Management believes the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at March 31, 2002. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

         Shareholders' equity at March 31, 2002 and March 31, 2001 was $19.7 million and $10.0 million, respectively. During the first quarter of 2002, the Company completed its first public offering of its common stock totaling 1,437,500 shares of common stock at a weighted average price of $6.00 per share. During the first quarter of 2001 the Company completed its second private offering and issued 203,100 shares of common stock, a value of $2 million to the original shareholders of Millennium Bankshares Corporation. Total common shares outstanding at March 31, 2002 were 3,685,478.

         At March 31, 2002 the Company's tier 1 and total risk-based capital ratios were 14.53% and 15.66%, respectively, compared to 9.37% and 10.17% at December 31, 2001. The Company's leverage ratio was 8.48% at March 31, 2002 compared to 7.61% at December 31, 2001. The Company's capital structure places it above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

Forward-Looking Statements

         Certain information contained in this discussion may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as "the Company expects," "the Company believes" or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities and Use of Proceeds.

         (a)      Not applicable.

         (b)      Not applicable.

         (c)      Not applicable.

         (d) On January 31, 2002, the Commission declared the effectiveness of the Company's Registration Statement on Form SB-2 (the "Registration Statement"), file number 333-72500. The Registration Statement covered 1,437,500 shares of the Company's Common Stock. The public offering of these shares commenced on January 31, 2002, and the sale of these shares closed on February 5, 2002. The managing underwriter of the offering was McKinnon & Company, Inc.

                  The amount of Common Stock registered was 1,437,500 shares, and the aggregate price of the offering amount registered was $8,625,000. The amount of Common Stock sold was 1,437,500 shares, and the aggregate offering price of the amount sold was $8,625,000.

                  Reasonable estimates for the amount of expenses incurred for the Company's account in connection with the issuance and distribution of the 1,437,500 shares of Common Stock described above were $431,250 in underwriting discounts and an estimated $145,000 in offering expenses, neither of which represented direct or indirect payments to directors or officers of the Company or their associates, to persons owning ten percent or more of any class of equity securities of the Company, to affiliates of the Company or to others.

                  The net offering proceeds to the Company after deducting total discounts and estimated expenses were $8,193,750. The net proceeds from the shares of Common Stock offered as described above were used to provide additional equity capital to Millennium Bank, N.A. to support anticipated increases in loans and deposits.

Item 3.  Defaults upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)       Exhibits - None

         (b)       Reports on Form 8-K - None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MILLENNIUM BANKSHARES CORPORATION
                                                      (Registrant)


Date:  May 17, 2002                            /s/ Carroll C. Markley
                                            ------------------------------------
                                               Carroll C. Markley
                                               Chairman of the Board & CEO


Date:  May 17, 2002                            /s/ Thomas J. Chmelik
                                            ------------------------------------
                                               Thomas J. Chmelik
                                               Executive Vice President & CFO