Form 10QSB/A
period 2002-03-31
MILLENNIUM BANKSHARES CORP
filed 2002-08-19
CIK 1158678

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                  Amendment #1
                 [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

                 [ ] Transition Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

             For the transition period from __________ to __________

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
                                                   Yes     X        No
                                                        --------       -------

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

This item is hereby amended by restating the Consolidated Financial Statements as follows:

                        MILLENNIUM BANKSHARES CORPORATION
                           Consolidated Balance Sheets
                                 (In Thousands)


                                                                          (Unaudited)
                                                                           March 31,         December 31,
                                                                              2002               2001
                                                                        ----------------- --------------------
Assets:
   Cash and due from banks                                                    $    3,374          $       756
   Federal funds sold                                                              1,470                9,714
   Securities available for sale                                                  26,228               12,582
   Loans held for sale                                                            71,875               77,426
   Loans, net                                                                    121,038               97,654
   Bank premises and equipment, net                                                2,582                2,345
   Other assets                                                                    5,102                5,049
                                                                        ----------------- --------------------

          Total assets                                                       $   231,669         $    205,526
                                                                        ================= ====================

Liabilities and Shareholders' Equity
Liabilities:
   Deposits:
      Non-interest bearing demand deposits                                   $    18,932         $     27,722
      Savings and interest-bearing demand deposits                                97,117               39,424
      Time deposits                                                               91,722              121,422
                                                                        ----------------- --------------------
          Total deposits                                                         207,771              188,568

   Federal funds purchased                                                         4,049                2,640
   Advances from FHLB                                                                400                  400
   Other liabilities                                                                 783                2,392
                                                                        ----------------- --------------------
          Total liabilities                                                      213,003              194,000
                                                                        ----------------- --------------------

Shareholders' Equity:
   Common stock par value $5.00 per
    share, authorized 10,000,000 shares;
    Issued and outstanding at March 31, 2002 - 3,685,478
    Issued and outstanding at December 31, 2000 - 2,247,978                       18,390               11,203
   Capital surplus                                                                   759                    -
   Retained earnings (deficit)                                                     (406)                  342
   Accumulated other comprehensive income (loss)                                    (77)                  (19)
                                                                        ----------------- --------------------
          Total shareholders' equity                                              18,666               11,526
                                                                        ----------------- --------------------

Total liabilities and shareholders' equity                                   $   231,669         $    205,526
                                                                        ================= ====================

          See Accompanying Notes to Consolidated Financial Statements.

                        MILLENNIUM BANKSHARES CORPORATION
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)

                                                                              Unaudited
                                                                ---------------------------------------
                                                                         For the Three Months
                                                                           Ended March 31,
                                                                       2002                2001
                                                                ---------------------------------------
           Interest Income
             Interest and fees on loans                          $         3,214     $        2,093
             Interest on securities available for sale

                Taxable                                                      134                 86

                Dividends                                                     13                 13
             Interest on federal funds sold and other
                                                                              41                  4
                                                                ---------------------------------------
                 Total interest income                                     3,402              2,196
           Interest expense
             Interest on deposits                                          1,702              1,094
             Interest on short-term borrowings
                                                                               3                 84
                                                                ---------------------------------------
                 Total interest expense                                    1,705              1,178
                 Net interest income                                       1,697              1,018
           Provision for loan losses                                         225                165
                                                                ---------------------------------------
                 Net interest income after provision
                  for loan losses                                          1,472                853
           Other Income
             Service charges on deposit accounts
                                                                               5                 16
             Fees on loans held for sale                                    (260)             1,096

             Other operating income                                          103                 38
                                                                ---------------------------------------
                  Total other income                                        (152)             1,150
           Other Expense
             Advertising
                                                                              61                 38
             Salaries and employee benefits                                1,392              1,155
             Net occupancy expense of premises                               165                103
             Other operating expenses                                        743                439
                                                                ---------------------------------------
                  Total other expense                                      2,361              1,735
                                                                ---------------------------------------

                  Income (loss) before income taxes                        (1041)               268

                  Income tax expense (benefit)                              (293)                 -
                                                                ---------------------------------------
                  Net income (loss)                              $          (748)   $           268
                                                                =======================================
           Earnings per weighted average share:
           Net income (loss) per share, basic                    $         (0.24)   $          0.15
           Net income (loss) per share, diluted                  $         (0.24)   $          0.14
           Dividends per share                                   $          0.00    $          0.00
           Weighted average shares outstanding:
           Basic                                                           3,110              1,778
           Diluted                                                         3,110              1,919

          See Accompanying Notes to Consolidated Financial Statements.

                        MILLENNIUM BANKSHARES CORPORATION
            Consolidated Statement of Changes in Shareholders' Equity
               For the Three Months ended March 31, 2002 and 2001
                                 (In Thousands)
                                   (Unaudited)

                                                                        Accumulated
                                                                           Other
                                              Common       Capital     Comprehensive     Retained
                                               Stock       Surplus     Income (Loss)     Earnings         Total
                                            ------------ ------------------------------ ------------  ---------------
Balances - December 31, 2000                 $   8,232     $      -      $      (1)       $   (598)      $  7,633

Comprehensive Income
  Net income                                                                                   268            268
  Other comprehensive income net of tax:
     Unrealized gain on available for sale                                                                     30
      securities                                                                30
     Sale of common stock (203,100 shares),
      net                                        2,031                                                      2,031

  Total comprehensive income


                                            ------------ ------------  -------------    ------------  ---------------
Balances - March 31, 2001                    $  10,263     $      -      $      29             (330)      $ 9,962
                                            ============ ============  =============    ============  ===============

Balances - December 31, 2001                 $  11,203     $      -      $     (19)       $     342       $11,526

Comprehensive Income
  Net income                                                                                   (748)         (748)
  Other comprehensive income net of tax:
     Unrealized gain on available for sale
      securities                                                               (58)                           (58)
     Sale of common stock (1,437,500
      shares), net                                7,187         759                                         7,946

  Total comprehensive income

                                            ------------ ------------   ------------    ------------  ---------------
Balances - March 31, 2002                    $    8,390   $      59       $    (77)        $   (406)      $18,666
                                            ============ ============   ============    ============  ===============

          See Accompanying Notes to Consolidated Financial Statements.

                        MILLENNIUM BANKSHARES CORPORATION
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                   Unaudited
                                                                       -----------------------------------
                                                                              For the Three Months
                                                                                Ended March 31,
                                                                             2002              2001
                                                                       -----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $     (748)           $   268
  Adjustments to reconcile net income to net cash provided by operating activities
     Provision for loan losses                                                 225                166
     Depreciation and amortization                                             184                109
     Discount accretion and premium amortization on securities, net             44                 26
     Decrease (Increase) in mortgage loans held for sale,  net               5,551             (1,078)
     (Increase) Decrease  in other assets                                      (53)               262
     Increase (Decrease)  in other liabilities                              (1,609)               476
                                                                       -----------------  ----------------
     Net cash  provided  by  operating activities                        $   3,594           $    229
                                                                       -----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in loans receivable, net                                      $ (23,609)         $  (3,154)
  Increase (Decrease) in available for sale, net                           (13,748)             1,665
  Purchase of  bank premises and equipment                                    (421)              (469)
                                                                       -----------------  ----------------
     Net cash  used in investing activities                             $  (37,778)         $  (1,958)
                                                                       -----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                               $  19,203          $  17,963
  Proceeds from issuance of  common stock                                    7,946              2,031
  Increase (Decrease) in securities sold under agreement to repurchase       1,409             (5,081)
                                                                       -----------------  ----------------
     Net cash provided by financing activities                           $  28,558          $  14,913
                                                                       -----------------  ----------------
    Increase (Decrease) in cash and cash equivalents                    $  (5,626)          $  13,184
CASH AND CASH EQUIVALENTS
  Beginning                                                             $   10,470           $    222
                                                                       =================  ================
  Ending                                                                 $   4,844          $  13,406
                                                                       =================  ================
SUPPLEMENTAL DISCLOSURES:
   NON-CASH INVESTING AND FINANCING ACTIVITIES-
   Unrealized gain (loss) on securities available for sale
                                                                               (58)                29
                                                                       =================  ================
   CASH PAID FOR INTEREST                                                    1,923                805
                                                                       =================  ================

          See Accompanying Notes to Consolidated Financial Statements.

                        MILLENNIUM BANKSHARES CORPORATION
                   Notes to Consolidated Financial Statements
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

Note 1.

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002 and the results of operations and changes in cash flows for the three months ended March 31, 2002 and 2001. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 2001. The results of operations for the three month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

Note 2.   Securities

         Securities available for sale as of March 31, 2002 are summarized below:

                                        -------------------------------------------------------------
                                                              Gross           Gross
                                          Amortized         Unrealized     Unrealized       Market
                                             Cost             Gains         (Losses)        Value
                                        -------------------------------------------------------------
                                                                 (In Thousands)
         U.S. Treasury securities
           and obligations of U.S.
           government corporations
           and agencies                  $  17,689       $      75         $     (140)  $  17,624

         Mortgaged backed securities         6,921               -                (54)      6.867
         Other                               1,737               -                  -       1,737
                                        ---------------- -------------------------------------------
                                         $  26,347       $      75          $    (194)  $  26,228
                                        ================ ===========================================


Note 3.

         The consolidated loan portfolio is composed of the following:

                                                         ---------------------------------
                                                           March 31,       December 31,
                                                              2002             2001
                                                         ---------------------------------
                                                                 (In Thousands)

                   Commercial, financial and agricultural    $  30,737       $  24,614
                   Lines of credit
                                                                11,223          10,918
                   Real estate mortgage
                                                                77,955          62,085
                   Installment loans to individuals
                                                                 2,393           1,412
                                                              ----------   -----------
                 Total loans
                                                                122,308         99,029
                 Less: Allowance for loan losses
                                                                  1,617          1,391
                 Deferred costs
                                                                    347             16
                                                              ----------   -----------
                 Loans, net                                   $ 121,038       $ 97,654
                                                              ==========   ===========


Note 4.           Reserve for Loan Losses

         The following is a summary of transactions in the reserve for loan losses:

                                                                ---------------------------------
                                                                  March 31,       December 31,
                                                                     2002             2001
                                                                ---------------------------------
                                                                          (In Thousands)
                   Balance at January 1                          $   1,391        $    466
                   Provision charged to operating expense              225           1,020
                   Recoveries added to the reserve                       1               1
                   Loan losses charged to the reserve                    -             (96)
                                                                --------------- -----------------
                   Balance at the end of the period              $   1,617           1,391
                                                                =============== =================


Note 5.           Earnings Per Share

         The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock for the three month period ended March 31, 2001. No calculation is necessary for the three month period ended March 31, 2002 due to the antidilutive effect on the earnings per share computation.

                                                 Three Months Ended       Three Months Ended
                                                   March 31, 2002           March 31, 2001
                                                             Per share               Per share
                                               Shares         Amount      Shares      Amount
                                            ---------------------------------------------------
                      Basic EPS                      3,110   $   (0.24)       1,778    $    0.15
                                                             ==========                =========

                      Effect of dilutive
                         securities:
                          stock options                                         141
                                                 ---------                 ---------
                      Diluted EPS                    3,110   $   (0.24)       1,919    $    0.14
                                                 =========   ==========    ==========  =========



Note 6.           Derivative Financial Instruments

         The Corporation has no derivative financial instruments.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item is hereby amended by restating Management's Discussion and Analysis of Financial Condition and Results of Operations as follows:

Financial Summary

         Millennium Bankshares Corporation (the "Company") has restated its March 31, 2002 results to correct the accounting estimates related to revenue recognition on fees and estimated gains and losses on loans held for sale from its subsidiary bank's mortgage operations of approximately $1.4 million and write offs related to an unprofitable business venture of approximately $288,000. The adjustments were recorded in the first quarter of 2002, as the Company could not determine the amount of adjustments applicable to preceding periods. Net loss for the three months ended March 31, 2002 was $748,000 or $0.24 per diluted share compared to net income of $268,000 or $.14 per diluted share for the three months ended March 31, 2001 and represents a 379% decrease. The significant decrease in net income is attributable to the accounting revisions and the write offs described above. Annualized returns on average assets and equity for the three months ended March 31, 2002 are not meaningful due to this revision.

         Total assets for the company increased to $231.7 million at March 31, 2002 compared to $205.5 million at December 31, 2001, representing an increase of $26.2 million or 12.7%. Total loans at March 31, 2002 were $121.0 million, an increase of $23.3 million from the December 31, 2001 balance of $97.7 million. The driving forces behind the loan growth include a good local economy, a favorable rate environment, purchase of mortgage loans and our customers' desire to seek a local financial institution that has the ability to make decisions locally regarding credit. The investment portfolio increased 107.9% to $26.2 million at March 31, 2002 compared to $12.6 million at December 31, 2001. Deposits increased $19.2 million to $207.8 million at March 31, 2002 from $188.6 million at December 31, 2001. Growth in savings deposits and interest bearing demand deposits accounted for $57.7 million, while reductions in higher cost brokered deposits caused time deposits to decrease $29.7 million for the first three months of 2002. Federal funds purchased increased $1.4 million from $2.6 million at December 31, 2001 to $4.0 million at March 31, 2002. Branch expansion and increased advertising have promoted awareness of the Company and resulted in additional business.

         Shareholders' equity was $18.7 million at March 31, 2002. This amount represents an increase of 62.6% from the December 31, 2001 balance of $11.5 million. The increase is directly related to the sale of 1,437,500 shares of common stock which closed on February 5, 2002. The book value per common share was $5.06 at March 31, 2002 and $5.13 at December 31, 2001.

Net Interest Income

         Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Total interest income amounted to $3.4 million for the first three months of 2002 compared to $2.2 million for the same period in 2001. The increase is largely due to growth in the average earning assets.

Noninterest Income

         Noninterest income consisting of fees from deposit accounts and mortgage banking decreased 113% to an expense of $152,000 thousand for the first three months of 2002 compared to income of $1.2 million for the same period in 2001. Service charges on deposit accounts for the first three months of 2002 totaled $5,000 compared to $16,000 for the same period in 2001, a decrease of 70.3%. As previously mentioned above, revisions for fees and estimated gains and losses on loans held for sale have been made in the first quarter. Fees on loans held for sale decreased $1.4 million or 123% to an expense of $260,000 for the three months ended March 31, 2002 from $1.1 million for the three months ended March 31, 2001. The increase in other operating income is mostly attributed to commissions earned on brokerage activities.

Noninterest Expense

         Total noninterest expense includes employee-related costs, occupancy and equipment expense and other overhead. Total noninterest expense was approximately $2.4 million for the first three months of 2002 compared to $1.7 million for the same period in 2001. This is a 36.1% increase from the three months ended March 31, 2001 compared to the three months ended March 31, 2002. Salary and benefit expense increased 16.8% from $1.2 million for the three months ended March 31, 2001 to $1.4 million for the three months ended March 31, 2002. Continued growth throughout the organization, including new branches as well as the wholesale and commercial loan departments drives the increase in salary and employee benefit expenses. Net occupancy expense of premises increased 60.2% from $103,000 for the three months ended March 31, 2001 to $165,000 for the three month ended March 31, 2002 and is directly related to continued branch expansion.

Allowance for Loan Losses

         The allowance for loan losses at March 31, 2002 was $1.6 million compared to $1.4 million at December 31, 2001. The provision for loan losses for the first three months of 2002 was $225,000, an increase of $60,000 from $165,000 for the three month period ending March 31, 2001. The allowance for loan losses was .81% of total loans outstanding at March 31, 2002. Net charge-offs as a percentage of loans was .0003% for the three months ended March 31, 2002, and there were no loans past due 90 days or more at March 31, 2002. Management believes the allowance for loan losses is adequate to cover credit losses anticipated or inherent in the loan portfolio at March 31, 2002. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

         Shareholders' equity at March 31, 2002 and March 31, 2001 was $18.7 million and $10.0 million, respectively. During the first quarter of 2002, the Company completed the first public offering of its common stock totaling 1,437,500 shares of common stock at an offering price of $6.00 per share. During the comparable 2001 period the Company completed a private offering and issued 203,100 shares of common stock, to the original shareholders of Millennium Bankshares Corporation which generated proceeds of approximately $2 million. Total common shares outstanding at March 31, 2002 were 3,685,478.

         At March 31, 2002 the Company's tier 1 and total risk-based capital ratios were 13.8% and 15.0%, respectively, compared to 9.37% and 10.17% at December 31, 2001. The Company's leverage ratio was 8.38% at March 31, 2002 compared to 7.61% at December 31, 2001. The Company's capital structure places it above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

         None.

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

                  Reasonable original estimates for the amount of expenses incurred for the Company's account in connection with the issuance and distribution of the 1,437,500 shares of Common Stock described above were $431,250 in underwriting discounts and an estimated $145,000 in offering expenses, neither of which represented direct or indirect payments to directors or officers of the Company or their associates, to persons owning ten percent or more of any class of equity securities of the Company, to affiliates of the Company or to others.

                  The net offering proceeds to the Company after deducting total discounts and expenses was approximately $7,946,000. The net proceeds from the shares of Common Stock offered as described above were used to provide additional equity capital to Millennium Bank, N.A. to support anticipated increases in loans and deposits.

Item 3.  Defaults upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  99.1 Statement of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350.

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


                                            MILLENNIUM BANKSHARES CORPORATION
                                                      (Registrant)


Date:  August 19, 2002                            /s/ Carroll C. Markley
                                            -----------------------------------
                                                  Carroll C. Markley
                                                  Chairman of the Board & CEO