Form 10QSB
period 2002-06-30
MILLENNIUM BANKSHARES CORP
filed 2002-08-19
CIK 1158678

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

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
                                                     Yes    X      No
                                                          ------      -----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          3,685,478 shares of common stock, par value $5.00 per share, outstanding as of August 19, 2002

                        MILLENNIUM BANKSHARES CORPORATION


                                      INDEX


Part I.    Financial Information                                       Page No.

         Item 1.      Financial Statements

                      Consolidated Balance Sheets                             3

                      Consolidated Statements of Income                       4

                      Consolidated Statements of Changes in Shareholders'
                        Equity                                                5

                      Consolidated Statements of Cash Flows                   6

                      Notes to Consolidated Financial Statements              7

          Item 2.     Management's Discussion and Analysis of Results
                        of Operation and Financial Condition                 10

Part II.     Other Information

         Item 1.      Legal Proceedings                                      13

         Item 2.      Changes in Securities and Use of Proceeds              13

         Item 3.      Defaults upon Senior Securities                        13

         Item 4.      Submission of Matters to a Vote of Security Holders    13

         Item 5.      Other Information                                      13

         Item 6.      Exhibits and Reports on Form 8-K                       14

Signatures                                                                   15

                          PART I. FINANCIAL INFORMATION
Item 1.                       FINANCIAL STATEMENTS
                        MILLENNIUM BANKSHARES CORPORATION
                           Consolidated Balance Sheets
                                 (In Thousands)

                                                                           (Unaudited)
                                                                             June 30,          December 31,
                                                                               2002                2001
                                                                        ------------------- -------------------
Assets:
   Cash and due from banks                                               $     4,225         $       756
   Federal funds sold                                                          2,756               9,714
   Securities available for sale                                              46,733              12,582
   Loans held for sale                                                        45,373              77,426
   Loans, net                                                                174,143              97,654
   Bank premises and equipment, net                                            2,993               2,345
   Other assets                                                                5,725               5,049
                                                                        ------------------- -------------------
          Total assets                                                    $  281,948         $   205,526
                                                                        =================== ===================
Liabilities and Shareholders' Equity
Liabilities:
   Deposits:
      Non-interest bearing demand deposits                                    16,987              27,722
      Savings and interest-bearing demand deposits                           121,440              39,424
      Time deposits                                                          114,217             121,422
                                                                        ------------------- -------------------
          Total deposits                                                     252,644             188,568

   Federal funds purchased                                                     9,401               2,640
   Advances from FHLB                                                           400                 400
   Other liabilities and accrued expenses                                       999                2,392
                                                                        ------------------- -------------------
          Total liabilities                                                 263,444              194,000
                                                                        ------------------- -------------------

Shareholders' Equity:
   Common stock par value $5.00 per
    share, authorized 10,000,000 shares;
    Issued and outstanding at June 30, 2002 - 3,685,478
    Issued and outstanding at December 31, 2001 - 2,247,978                  18,390               11,203
   Capital surplus                                                              759                    0
   Retained earnings (deficit)                                                 (843)                 342
   Accumulated other comprehensive income (loss)                                198                  (19)
                                                                        ------------------- -------------------
          Total shareholders' equity                                         18,504               11,526
                                                                        ------------------- -------------------

Total liabilities and shareholders' equity                                $ 281,948            $ 205,526
                                                                        =================== ===================

          See Accompanying Notes to Consolidated Financial Statements.

                        MILLENNIUM BANKSHARES CORPORATION
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)

                                                                      Unaudited                           Unaudited
                                                        --------------------------------------------------------------------------
                                                                    Quarter Ended                     For the Six Months
                                                                      June 30,                          Ended June 30,
                                                               2002               2001              2002              2001
                                                        --------------------------------------------------------------------------
           Interest Income
             Interest and fees on loans                 $       3,330      $        1,920     $         6,544   $         4013
             Interest on securities available for sale
                Taxable                                           443                  45                 577              131
                Tax Exempt                                         10                   0                  10                0
                Dividends                                          12                  14                  25               27
             Interest on federal funds sold and other               2                 112                  43              116
                                                        --------------------------------------------------------------------------
                 Total interest income                          3,797               2,091               7,199            4,287
           Interest expense
             Interest on deposits                               1,927               1,133               3,629            2,227
             Interest on short-term borrowings                     77                  10                  80               94
                                                        --------------------------------------------------------------------------
                 Total interest expense                         2,004               1,143               3,709            2,321
                 Net interest income                            1,793                 948               3,490            1,966
           Provision for loan losses                              657                 255                 882              420
                                                        --------------------------------------------------------------------------
                 Net interest income after provision
                  for loan losses                               1,136                 693               2,608            1,546
           Other Income
             Service charges on deposit accounts                    0                  28                   5               44
             Fees on loans held for sale                          867               1,441                 607            2,537
               Other operating income                              86                  37                 189               75
                                                        --------------------------------------------------------------------------
                  Total other income                              953               1,506                 801            2,656
           Other Expense
             Advertising                                           52                  39                 113               77
             Salaries and employee benefits                     1,702               1,172               3,094            2,327
             Net occupancy expense of premises                    632                 263                 797              366
             Other operating expenses                             486                 431               1,229              870
                                                        --------------------------------------------------------------------------
                  Total other expense                           2,872               1,905               5,233            3,640
                                                        --------------------------------------------------------------------------

                  Income (loss) before income taxes              (783)                294              (1,824)             562
                  Income tax expense (benefit)                   (346)                  0                (639)               0
                                                        --------------------------------------------------------------------------
                  Net income (loss)                     $        (437)     $          294       $      (1,185)    $        562
                                                        ==========================================================================
           Earnings per weighted average share:
           Net income (loss) per share, basic            $      (0.12)     $         0.13      $        (0.35)   $        0.29
           Net income (loss) per share, diluted          $      (0.12)     $         0.11      $        (0.35)   $        0.25
           Dividends per share                           $       0.00      $         0.00      $         0.00    $        0.00
           Weighted average shares outstanding:
           Basic                                                3,685               2,241               3,399            1,947
           Diluted                                              3,685               2,561               3,399            2,248



          See Accompanying Notes to Consolidated Financial Statements.

                        MILLENNIUM BANKSHARES CORPORATION
            Consolidated Statement of Changes in Shareholders' Equity
                 For the Six Months ended June 30, 2002 and 2001
                                 (In Thousands)
                                   (Unaudited)

                                                                        Accumulated
                                                                           Other
                                              Common       Capital     Comprehensive     Retained
                                               Stock       Surplus     Income (Loss)     Earnings          Total
                                            ------------ ------------ ---------------- ------------   ---------------
Balances - December 31, 2000                 $   8,232    $       -  $       (1)          $    (598)    $     7,633

Comprehensive Income
  Net income                                                                                    562             562
  Other comprehensive income net of tax:
     Unrealized gain on available for sale
      securities                                                             15                                  15
     Sale of common stock (588,200 shares),
      net                                        2,941                                                        2,941

  Total comprehensive income
                                            ------------ ------------  ---------------- ------------   ---------------
Balances - June 30, 2001                     $  11,173    $       -     $    14           $     (36)    $    11,151
                                            ============ ============  ================ ============   ===============

Balances - December 31, 2001                 $  11,203    $       -     $   (19)          $     342     $    11,526

Comprehensive Income
  Net income                                                                                 (1,185)         (1,185)
  Other comprehensive income net of tax:
     Unrealized gain on available for sale
      securities                                                            217                                 217
     Sale of common stock (1,437,500
      shares), net                              7,187            759                                          7,946
  Total comprehensive income
                                            ------------ ------------  ---------------- ------------   ---------------
Balances - June 30, 2002                     $ 18,390     $      759    $   198           $    (843)    $    18,504
                                            ============ ============================== ============   ===============

          See Accompanying Notes to Consolidated Financial Statements.

                        MILLENNIUM BANKSHARES CORPORATION
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                   Unaudited
                                                                       -----------------------------------
                                                                               For the Six Months
                                                                                 Ended June 30,
                                                                             2002              2001
                                                                       ----------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $    (1,185)           $   562
  Adjustments to reconcile net income to net cash provided by operating activities
     Provision for loan losses                                                 882                420
     Depreciation and amortization                                             343                312
     Discount accretion and premium amortization on securities, net            126                127
     Decrease (Increase) in mortgage loans held for sale, net               32,053             (9,868)
     (Increase) in other assets                                               (676)              (641)
     Increase (Decrease)  in other liabilities                              (1,393)               878
                                                                       -----------------  ----------------
      Net cash provided by (used in) operating activities               $   30,150         $   (8,210)
                                                                       -----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) in loans receivable, net                                    $ (77,372)        $  (12,675)
  Decrease (Increase) in available for sale, net                           (34,151)             2,131
  Purchase of bank premises and equipment                                     (899)              (884)
                                                                       -----------------  ----------------
     Net cash used in investing activities                              $ (112,422)        $  (11,428)
                                                                       -----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                               $  64,076          $  27,635

  Proceeds from issuance of common stock                                     7,946              2,941
  Increase (Decrease) in securities sold under agreement to repurchase     (3,040)                  0
  Increase (Decrease) in federal funds purchased and advances from
FHLB                                                                         9,801             (4,093)
                                                                       -----------------  ----------------
     Net cash provided by financing activities                          $                   $  26,483
                                                                            78,783
                                                                       -----------------  ----------------
    Increase (Decrease) in cash and cash equivalents                    $   (3,489)          $  6,845
CASH AND CASH EQUIVALENTS
  Beginning                                                             $   10,470           $    222
                                                                       =================  ================
  Ending                                                                 $   6,981           $  7,067
                                                                       =================  ================
SUPPLEMENTAL DISCLOSURES :
   NON- CASH AND FINANCING ACTIVITIES-
         Unrealized gain (loss) on securities available for sale               217                 15
                                                                       ================= =================
   CASH PAID FOR INTEREST                                                    3,705              1,596
                                                                       ================= =================


          See Accompanying Notes to Consolidated Financial Statements.

                        MILLENNIUM BANKSHARES CORPORATION
                   Notes to Consolidated Financial Statements
                 For the Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

Note 1.

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002 and the results of operations and changes in cash flows for the six months ended June 30, 2002 and 2001. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 2001. The results of operations for the six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

Note 2.   Securities

         Securities available for sale as of June 30, 2002 are summarized below:

                                       --------------------------------------------------------------
                                                              Gross           Gross
                                           Amortized        Unrealized      Unrealized       Market
                                             Cost             Gains          (Losses)         Value
                                       --------------------------------------------------------------
                                                                 (In Thousands)
         U.S. Treasury securities
           and obligations of U.S.
           government corporations
           and agencies                  $ 30,775        $   216          $   0           $  30,991
         Obligations of states and
           Political subdivisions           2,650             12              -               2,662
         Mortgaged backed securities       11,270             73              0              11,343
         Other                              1,737              -              -               1,737
                                       ---------------  -------------  -------------     -----------
                                         $ 46,432        $   301          $   0           $  46,733
                                       ==============   =============  =============     ===========


Note 3.

         The consolidated loan portfolio is composed of the following:

                                                                ---------------------------------
                                                                   June 30,       December 31,
                                                                     2002             2001
                                                                ---------------------------------
                                                                         (In Thousands)

                   Commercial, financial and agricultural        $   10,035         $ 24,614
                   Lines of credit                                    9,487           10,918
                   Real estate mortgage                             154,706           62,085
                   Installment loans to individuals                   1,885            1,412
                                                                --------------- -----------------
                 Total loans                                        176,113           99,029
                 Less: Allowance for loan losses                     (2,274)          (1,391)
                 Deferred costs                                         304               16
                                                                --------------- -----------------
                 Loans, net                                      $  174,143         $ 97,654
                                                                =============== =================


Note 4.           Reserve for Loan Losses

         The following is a summary of transactions in the reserve for loan losses:

                                                                ---------------------------------
                                                                   June 30,       December 31,
                                                                     2002             2001
                                                                ---------------------------------
                                                                        (In Thousands)
                   Balance at January 1                            $    1,391          $    466
                   Provision charged to operating expense                 882             1,020
                   Recoveries added to the reserve                          1                 1
                   Loan losses charged to the reserve                       -               (96)
                                                                ---------------      ------------
                   Balance at the end of the period                $    2,274          $  1,391
                                                                ===============      ============

Note 5.           Earnings Per Share

         The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock for the three and six months period ended June 30, 2001. No calculation is necessary for the three and six month periods ended June 30, 2002 due to their antidilutive effect on the earnings per share calculation.

                                                Three Months Ended         Six Months Ended
                                                  March 31, 2001            June 30, 2001
                                                         Per share                 Per share
                                               Shares     Amount         Shares     Amount
                                            ------------------------- -------------------------
                    Basic EPS                     2,241          0.13      1,947          0.29
                                                        =============             =============
                    Effect of dilutive
                       securities:
                        stock options               320                      301
                                            -----------               -----------
                    Diluted EPS                   2,561 $        0.11      2,248          0.25
                                            =========== ============= =========== =============




Note 6.           Derivative Financial Instruments

         The Corporation has no derivative financial instruments.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Summary

         Net loss for the six months ended June 30, 2002, after restating results for the three months ended March 31, 2002, was $1,185,000 or ($.35) per diluted share compared to net income of $562,000 or $.25 per diluted share for the six months ended June 30, 2001 and represents a decrease of 311%. The significant decrease in net income is attributable to loan losses and write offs related to an unprofitable business venture, which was closed in the second quarter of 2002, a significant reduction in fees on loans held for sale produced by the mortgage operation and increased salaries and employee benefits related to Millennium Bankshares Corporation (the "Company") branch expansion. Annualized returns on average assets and equity for three and six month periods ended June 30, 2002 were (.98%) and (14.29%), respectively, compared to .87% and 10.94% for the comparable periods in 2001.

         Total assets for the Company increased to $281.9 million at June 30, 2002 compared to $205.6 million at December 31, 2001, representing an increase of $76.3 million or 37.1%. Total loans at June 30, 2002 were $174.1 million, an increase of $76.4 million from the December 31, 2001 balance of $97.7 million. The driving forces behind the loan growth include a good local economy and very favorable rate environment, as well as customers' desire to seek a local financial institution that has the ability to make decisions locally regarding credit. The investment portfolio increased 73.1% to $46.7 million at June 30, 2002 compared to $12.6 million at December 31, 2001. Deposits increased $64.1 million to $252.6 million at June 30, 2002 from $188.6 million at December 31, 2001. Growth in savings deposits and interest bearing demand deposits accounted for $82.0 million, while reductions in higher cost brokered deposits caused time deposits to decrease $7.2 million for the first six months of 2002. Federal funds purchased increased $6.7 million from $2.6 million at December 31, 2001 to $9.4 million at June 30, 2002. Branch expansion and increased advertising have promoted awareness of the Company, and with the favorable rate environment, additional loan and business development require additional funding.

         Shareholders' equity was $18.5 million at June 30, 2002. This amount represents an increase of 60.9% from the December 31, 2001 balance of $11.5 million. The increase is directly related to the sale of 1,437,500 shares of common stock which closed on February 5, 2002. The book value per common share was $5.02 at June 30, 2002 and $5.13 at December 31, 2001.

Net Interest Income

         Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $3.5 million for the first six months of 2002 compared to $2.0 million for the same period in 2001. The increase is largely due to growth in the average earning assets.

Noninterest Income

         Noninterest income consisting of fees from deposit accounts and mortgage banking decreased 70.4% to $0.8 million for the first six months of 2002 compared to $2.7 million for the same period in 2001 primarily due to management's change in estimates related to fees and estimated gains and losses on loans held for sale. Fees on loans held for sale decreased $1.9 million or 76% to $.06 million for the period ended June 30, 2002 from the comparable June 30, 2001 period of $2.5 million. Service charges on deposit accounts for the first six months of 2002 totaled $5,000 compared to $44,000 for the same period in 2001, a decrease of 88.6%. Other operating income increased $114,000 to $189,000 for the six months ended June 30, 2002 compared to $75,000 for the same period in 2001. The increase in other operating income is mostly attributed to commissions earned by the brokerage subsidiary and sale of the guaranteed portion of an SBA loan.

Noninterest Expense

         Total noninterest expense includes employee-related costs, occupancy and equipment expense and other overhead. Total noninterest expense was $5.2 million for the first six months of 2002 compared to $3.6 million for the same period in 2001. This is a 44.44% increase from the six months ended June 30, 2001 to the six months ended June 30, 2002. Salary and benefit expense increased 34.8% from $2.3 million for the six months ended June 30, 2001 to $3.1 million for the six months ended June 30, 2002. Continued growth throughout the organization, new branches and in the wholesale and commercial loan departments drives the increase in salary and employee benefit expenses. Net occupancy expense of premises increased 117.8% from $366,000 for the six months ended June 30, 2001 to $797,000 for the six months ended June 30, 2002 and is attributable to opening of additional branches.

Allowance for Loan Losses

         The allowance for loan losses at June 30, 2002 was $2.3 million compared to $1.4 million at December 31, 2001. The provision for loan losses for the first six months of 2002 was $882,000, an increase of $462,000 from the period ending June 30, 2001. The allowance for loan losses was 1.29% of total loans outstanding at June 30, 2002. At June 30, 2002 there were approximately $901,000 in loans classified as non accrual or more than 90 days past due. Approximately $687,000 of these loans relate to an unprofitable business venture closed during the second quarter. Net charge-offs as a percentage of loans was ..0003% for the six months ended June 30, 2002. Management believes the allowance for loan losses is adequate to cover credit losses anticipated or inherent in the loan portfolio at June 30, 2002. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

         Shareholders' equity at June 30, 2002 and June 30, 2001 was $18.5 million and $11.2 million, respectively. During the first quarter of 2002, the Company completed its first public offering of its common stock totaling 1,437,500 shares of common stock at an offering price of $6.00 per share and generating proceeds net of discounts and expenses of approximately $7,946,000. During the comparable 2001 period the Company completed private offerings and issued 588,200 shares of common stock, to the original shareholders of Millennium Bankshares Corporation with net proceeds totaling $2,941,000. Total common shares outstanding at June 30, 2002 were 3,685,478. In July 2002 the company raised an additional $8 million of capital in the form of a Trust Preferred issue. The Trust Preferred issue has a stated maturity date of July 2032 and is callable in July 2007 at the Company's option.

         At June 30, 2002 the Company's tier 1 and total risk-based capital ratios were 10.92% and 12.29%, respectively, compared to 9.37% and 10.17% at December 31, 2001. The Company's leverage ratio was 7.11% at June 30, 2002 compared to 7.61% at December 31, 2001. The Company's capital structure places it above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business. On August 15, 2002 the board of directors of the Company authorized an additional capital injection of $6,500,000 for its wholly owned subsidiary Millennium Bank, N.A. through the acquisition of an additional 650,000 shares of common stock of Millennium Bank, N.A. by the Company. This downstream of capital will provide additional support for the bank's liquidity and to fund further loan and deposit growth at the bank.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         In connection with an unsuccessful business venture in Baltimore, Maryland that was closed in April 2002, the Company filed, on April 16, 2002 in the Circuit Court of Baltimore County, Maryland, a lawsuit seeking injunctive relief, an accounting and damages against U.S. Mortgage Funding, Inc., a Delaware corporation ("U.S. Mortgage"), the forty nine percent owner and former manager of the venture, a Virginia limited liability company. U.S. Mortgage and certain of its affiliates have counterclaimed against Millennium Bank and the business venture seeking compensatory damages in excess of $100.0 million and punitive damages in excess of $250.0 million. The Company believes the counterclaims are without merit and is vigorously pursuing its claim against U.S. Mortgage.

Item 2.  Changes in Securities and Use of Proceeds.

         (a)      Not applicable.

         (b)      Not applicable.

         (c)      Not applicable.

         (d)      Not applicable.

Item 3.  Defaults upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         Millennium Bankshares Corporation held its Annual Meeting of Shareholders on May 2, 2002 in Reston, Virginia. The shareholders were asked to vote on the election of five Class C directors and the ratification of the appointment of independent auditors.


         The votes cast for or against for the election of the directors were as follows:

                                  NAME                                 FOR              AGAINST
                                  ----                                 ---              -------
         Stewart R. Little                                          2,264,333            20,016
         David B. Morey                                             2,264,333            20,016
         Gregory L. Oxley                                           2,264,333            20,016
         Rolando J. Santos, M. D.                                   2,264,333            20,016
         Ronald W. Torrence                                         2,264,333            20,016


         The votes cast for or against to approve Thompson, Greenspon & Company, P.C. as independent public accountants for the fiscal year ending December 31, 2002 were as follows:

                 FOR              AGAINST               ABSTAIN
                 ---              -------               -------

              2,234,113           36,220                 14,016


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