Form 10QSB
period 2002-09-30
MILLENNIUM BANKSHARES CORP
filed 2002-11-15
CIK 1158678

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002

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

          3,531,778 shares of common stock, par value $5.00 per share, outstanding as of November 14, 2002

                        MILLENNIUM BANKSHARES CORPORATION


                                      INDEX


Part I.    Financial Information                                        Page No.

         Item 1.      Financial Statements

                      Consolidated Balance Sheets                             3

                      Consolidated Statements of Income                       4

                      Consolidated Statements of Changes in Shareholders'
                        Equity                                                5

                      Consolidated Statements of Cash Flows                   6

                      Notes to Consolidated Financial Statements              7

          Item 2.     Management's Discussion and Analysis of Results of
                        Operation and Financial Condition                     9

          Item 3.       Controls and Procedures                               13

Part II.     Other Information

          Item 1.      Legal Proceedings                                      14

          Item 2.      Changes in Securities and Use of Proceeds              14

          Item 3.      Defaults upon Senior Securities                        14

          Item 4.      Submission of Matters to a Vote of Security Holders    14

          Item 5.      Other Information                                      14

          Item 6.      Exhibits and Reports on Form 8-K                       15

Signatures                                                                    16

                          PART I. FINANCIAL INFORMATION
Item 1.                       FINANCIAL STATEMENTS
                        MILLENNIUM BANKSHARES CORPORATION
                           Consolidated Balance Sheets

                                                                                  (Unaudited)
                                                                                   September    December 31,
                                                                                      2002         2001
                                                                                ------------------------------
                                                                                         (in thousands)
Assets
   Cash and due from banks                                                         $   4,520    $     756
   Federal funds sold                                                                  2,293        9,714
   Securities available for sale                                                      49,912       12,582
   Loans held for sale                                                                96.894       77,426
   Loans, net                                                                        163,360       97,654
   Bank premises and equipment, net                                                    3,229        2,345
   Other assets                                                                        6,241        5,049
                                                                                   ---------    ---------
          Total assets                                                               326,449      205,526
                                                                                   =========    =========
Liabilities and Shareholders' Equity
Liabilities
   Deposits
      Non-interest bearing demand deposits                                            12,896       27,722
      Savings and interest-bearing demand deposits                                   147,937       39,424
      Time deposits                                                                  109,062      121,422
                                                                                   ---------    ---------
          Total deposits                                                             269,895
                                                                                                  188,568
   Federal funds purchased and repurchase agreements                                  12,311        2,640
   Advances from FHLB                                                                 16,400          400
   Trust preferred borrowings                                                          8,248            0
   Other liabilities and accrued expenses                                              2,140        2,392
                                                                                   ---------    ---------
          Total liabilities                                                          308,994      194,000
                                                                                   ---------    ---------
Shareholders' Equity
   Common stock and additional paid-in capital; $5.00 par value
      Per share; authorized 10,000,000 shares;
      Issued and outstanding at September 30, 2002 - 3,628,478
      Issued and outstanding at December 31, 2001 - 2,247,978                         18,791       11,203
   Retained earnings (deficit)                                                        (1,754)         342
   Accumulated other comprehensive income (loss)                                         418          (19)
                                                                                   ---------    ---------
          Total shareholders' equity                                                  17,455       11,526
                                                                                   ---------    ---------
Total liabilities and shareholders' equity                                         $ 326,449    $ 205,526
                                                                                   =========    =========


          See Accompanying Notes to Consolidated Financial Statements

                        MILLENNIUM BANKSHARES CORPORATION
                        Consolidated Statements of Income


                                                                      Unaudited                           Unaudited
                                                        --------------------------------------------------------------------------
                                                                 Three Months Ended                   Nine Months Ended
                                                                    September 30,                       September 30,
                                                               2002               2001              2002              2001
                                                        --------------------------------------------------------------------------
                                                                          (in thousands, except per share data)
Interest Income
  Interest and fees on loans                             $         4,022      $        2,541    $        10,566   $        6,554
  Interest on securities available for sale
     Taxable                                                         550                  75              1,127              206
     Tax Exempt                                                       25                   0                 35                0
     Dividends                                                        35                  13                 60               40
  Interest on federal funds sold and other                             8                  11                 51              127
                                                         -------------------------------------------------------------------------
      Total interest income                                        4,640               2,640             11,839            6,927
Interest expense
  Interest on deposits                                             2,127               1,265              5,756            3,492
  Interest on borrowings                                             178                 118                258              212
                                                         -------------------------------------------------------------------------
      Total interest expense                                       2,305               1,383              6,014            3,704

      Net interest income                                          2,335               1,257              5,825            3,223
Provision for loan losses                                            655                 350              1,537              770
                                                         -------------------------------------------------------------------------
      Net interest income after provision
       for loan losses                                             1,680                 907              4,288            2,453
Other Income
  Service charges on deposit accounts                                 27                   2                 32               46
  Fees on loans held for sale                                      1,256               1,396              1,863            3,933
  Other operating income                                             261                  47                450              122
                                                         -------------------------------------------------------------------------
       Total other income                                          1,544               1,445              2,345            4,101
Other Expense
  Salaries and employee benefits                                   2,382               1,322              5,476            3,649
  Net occupancy expense                                              608                 409              1,405              775
  Advertising                                                         66                 188                179              265
  Other operating expenses                                         1,497                 109              2,726              979
                                                         -------------------------------------------------------------------------
       Total other expense                                         4,553               2,028              9,786            5,668
                                                         -------------------------------------------------------------------------

       Income (loss) before income taxes                        (  1,329)                324             (3,153)             886
       Income tax expense (benefit)                            (     419)                113             (1,058)             113
                                                         -------------------------------------------------------------------------
       Net income (loss)                                 $     (     910)     $          211    $        (2,095)  $          773
                                                         =========================================================================
Earnings per weighted average share:
Net income (loss) per share, basic                       $     (    0.25)     $         0.09    $         (0.61)  $         0.38
Net income (loss) per share, diluted                     $     (    0.25)     $         0.08    $         (0.61)  $         0.32
Dividends per share                                      $          0.00      $         0.00    $          0.00   $         0.00
Weighted average shares outstanding:
Basic                                                              3,656               2,248              3,432            2,055
Diluted                                                            3,656               2,651              3,432            2,382



          See Accompanying Notes to Consolidated Financial Statements.

                        MILLENNIUM BANKSHARES CORPORATION
            Consolidated Statement of Changes in Shareholders' Equity
              For the Nine Months ended September 30, 2002 and 2001
                                 (in thousands)
                                   (unaudited)

                                                                                       Accumulated
                                                                                          Other
                                                           Common         Capital      Comprehensive     Retained
                                                           Stock          Surplus      Income (Loss)     Earnings         Total

Balances - December 31, 2000                              $     8,232     $           -   $          (1)   $    (598)  $     7,633
  Net income                                                                                                     773           773
  Other comprehensive income net of tax:
     Unrealized gain on available for sale securities                                                (3)                   (     3)
     Sale of common stock (594,104 shares), net                 2,971                                                        2,971
                                                         --------------------------------------------------------------------------
Balances - September 30, 2001                             $    11,203     $           -   $          (4)   $     175   $    11,374
                                                         ==========================================================================



Balances - December 31, 2001                              $    11,203     $           -   $         (20)   $     341   $    11,524

  Net income                                                                                                  (2,095)       (2,095)
  Change in other comprehensive income net of tax:
     Unrealized gain on available for sale securities                                               438                        438
  Sale of common stock (1,437,500 shares), net                  7,946                 -                                      7,946
  Repurchase of common stock (57,000 shares)                   (  358)                -                                       (358)
                                                         --------------------------------------------------------------------------
Balances - September 30, 2002                             $    18,791     $           -   $         418    $  (1,754)  $    17,455
                                                         ==========================================================================

          See Accompanying Notes to Consolidated Financial Statements.

                        MILLENNIUM BANKSHARES CORPORATION
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                   Unaudited
                                                                        -----------------------------------
                                                                               For the Nine Months
                                                                               Ended September 30,
                                                                             2002              2001
                                                                        -----------------------------------

Cash flows from operating activities
  Net income (loss)                                                     $ (     2,095)       $        773
  Adjustments to reconcile net income to net cash provided by operating activities
     Provision for loan losses                                                  1,537                 770
     Depreciation and amortization                                                638                 377
     Discount accretion and premium amortization on securities, net               206                  85
     Decrease (increase) in mortgage loans held for sale, net             (    19,468)           ( 19,526)
     (Increase) decrease in other assets                                  (       944)           (  1,707)
     Increase (decrease)  in other liabilities                            (       253)              1,210
                                                                        ----------------------------------
      Net cash provided by (used in) operating activities                 (    20,379)           ( 18,018)
                                                                        ----------------------------------
Cash flows from investing activities
  (Increase) decrease in net federal funds sold                                 7,421            (  4,613)
  (Increase) decrease in loans receivable, net                            (    67,243)           ( 40,552)
  Purchase of securities available for sale                               (    45,825)           (  4,981)
  Paydown of securities available for sale                                      8,728               3,877
  Purchase 248 shares common from Millennium Trust I                              248                   0
  Purchase of bank premises and equipment                                 (     1,523)           (    984)
                                                                        ----------------------------------
     Net cash used in investing activities                                (    98,690)           ( 47,253)
                                                                        ----------------------------------
Cash flows from financing activities
  Net increase in deposits                                                     81,327              72,724
  Proceeds from issuance of common stock                                        7,946               2,971
  Repurchase of common stock                                              (       358)                  0
  Increase (decrease) in federal funds purchased and advances from FHLB        33,918            (  9,631)
                                                                        ----------------------------------
     Net cash provided by financing activities                                122,833              66,064
                                                                        ----------------------------------
    Increase (decrease) in cash and cash equivalents                            3,764                 793
Cash and cash equivalents
  Beginning balance                                                               756                 176
  Ending balance                                                         $      4,520        $        969
                                                                        ==================================
Supplemental disclosures :
   Non-cash and financing activities
         Unrealized gain (loss) on securities available for sale         $        438        $   (      3)
                                                                        ==================================
   Cash paid for interest                                                $      6,066        $      2,969
                                                                        ==================================
   Cash paid for taxes                                                   $        521        $          0
                                                                        ==================================

          See Accompanying Notes to Consolidated Financial Statements.

                        MILLENNIUM BANKSHARES CORPORATION
                   Notes to Consolidated Financial Statements
              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

Note 1.

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002 and the results of operations and changes in cash flows for the nine months ended September 30, 2002 and 2001. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 2001. The results of operations for the nine-month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

Note 2.   Securities

         Securities available for sale as of September 30, 2002 are summarized below:

                                       --------------------------------------------------------------
                                                              Gross          Gross
                                          Amortized        Unrealized      Unrealized       Market
                                             Cost             Gains         (Losses)        Value
                                       --------------------------------------------------------------
                                                          (in thousands)
         U.S. Treasury securities
           and obligations of U.S.
           government corporations
           and agencies                 $     17,432     $       39     $        0         $   17,471
         Mortgaged backed securities
                                              25,209            602              0             25,811
         Trust preferred securities
                                               4,546             -         (     7)             4,539
         Other
                                               2,091             -               -              2,091
                                       --------------------------------------------------------------
                                        $     49,278     $      641      $ (     7)        $   49,912
                                       ==============================================================


Note 3.

         The consolidated loan portfolio is composed of the following:

                                                              -----------------------------------
                                                               September 30,      December 31,
                                                                    2002              2001
                                                              -----------------------------------
                                                                            (in thousands)
                 Commercial, financial and agricultural        $        47,859     $  24,614
                 Lines of credit                                        11,758        10,918
                 Real estate mortgage                                  103,922        62,085
                 Installment loans to individuals                        2,206         1,412
                 Total loans                                           165,745        99,029
                 Less: Allowance for loan losses                        (2,584)       (1,391)
                 Deferred costs                                            199            16
                 Loans, net                                    $       163,360     $  97,654



Note 4.           Reserve for Loan Losses

         The following is a summary of transactions in the reserve for loan losses:

                                                              -----------------------------------
                                                               September 30,      December 31,
                                                                    2002              2001
                                                              -----------------------------------
                                                                         (in thousands)
                   Balance at January 1                        $        1,391    $       466
                   Provision charged to operating expense               1,537          1,020
                   Recoveries added to the reserve                         43              1
                   Loan losses charged to the reserve                     387            (96)
                                                              -----------------------------------
                   Balance at the end of the period            $        2,584    $     1,391
                                                              ===================================




         The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock for the three and nine month periods ended September 30, 2001. No calculation is necessary for the three and nine month periods ended September 30, 2002 due to their antidilutive effect on the earnings per share calculation.

                                                    Three Months Ended NineMonths Ended
                                              September 30, 2001            September 30, 2001
                                                          Per share                    Per share
                                              Shares        Amount         Shares        Amount
                                            -----------------------------------------------------

                    Basic EPS                 $  2,248    $     0.09        2,055        0.38

                    Effect of dilutive
                       securities:

                        Warrants                   276                        222

                        stock options              127                        105
                                             ---------                   --------
                    Diluted EPS               $  2,651    $     0.08        2,382        0.32
                                            =====================================================




Note 6.           Derivative Financial Instruments

         The Corporation has no derivative financial instruments.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Summary

         For the three months ended September 30, 2002 the Company reported a net loss of $910,000, or $.25 per share, compared to net income of $211,000, or $0.9 per share for the same period in 2001. Net loss for the nine months ended September 30, 2002 was $2,095,000 or $.61 per diluted share compared to net income of $773,000 or $.32 per diluted share for the nine months ended September 30, 2001.

         Based on more recent operating results, the Company believes that the causes of the losses reported this year have been addressed and that it will return to profitability in the fourth quarter of this year.

         Contributing to the year-to-date loss is a significant nonrecurring reduction in anticipated gains on loans held for sale produced by the mortgage operation of approximately $2.3 million before taxes due to a change in estimated gains/losses on the eventual sale of these loans. Of the $2.3 million, approximately $1.4 million was recorded in the first quarter of 2002. As previously reported, the Company could not determine the amount of the $1.4 million adjustments applicable to preceding periods. The Company incurred loan losses and write offs related to an unprofitable business venture, which was closed in the second quarter of 2002. Of the $1.5 million added to the loan loss reserve in 2002, $809,000 was due to the aforementioned unprofitable business venture. In addition, the Bank has paid approximately $385,000 in legal fees to pursue recoveries on the same matter. Salaries and employee benefits related to Millennium Bank, N.A. (the "Bank") branch expansion in 2002 added to increased expenses. Annualized return on average assets and equity for the nine-month period ended September 30, 2002 were (1.07%) and (-16.89%), compared to .66% and 7.71% for the comparable period in 2001.

         Total assets for Millennium Bankshares Corporation (the "Company") increased to $326.4 million at September 30, 2002 compared to $205.6 million at December 31, 2001, representing an increase of $120.8 million or 58.8%. Total loans at September 30, 2002 were $163.4 million, an increase of $65.7 million from the December 31, 2001 balance of $97.7 million. The driving forces behind the loan growth include a good local economy and very favorable rate environment. The investment portfolio increased 74.8% to $49.9 million at September 30, 2002 compared to $12.6 million at December 31, 2001. Deposits increased $81.3 million to $269.9 million at September 30, 2002 from $188.6 million at December 31, 2001. Growth in savings deposits and interest bearing deposits accounted for $108.5 million, while reductions in higher cost brokered deposits caused time deposits to decrease $12.4 million for the first nine months of 2002. Federal funds purchased increased $9.7 million from $2.6 million at December 31, 2001 to $12.3 million at September 30, 2002, while funds borrowed from the Federal Home Loan Bank increased $16.0 million from December 31, 2001. Branch expansion and increased advertising have promoted awareness of the Company, and with the favorable rate environment, additional loan and business development required additional funding.

         Shareholders' equity was $17.4 million at September 30, 2002. This amount represented an increase of 51.3% from the December 31, 2001 balance of $11.5 million. The increase was directly related to the sale of 1,437,500 shares of common stock which closed on February 5, 2002. The book value per common share was $4.81 at September 30, 2002 and $5.13 at December 31, 2001.

Net Interest Income

         Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $6.0 million for the first nine months of 2002 compared to $3.2 million for the same period in 2001. The increase was largely due to growth in the average earning assets. During the three-month period ending September 30, 2002 and 2001, net interest income increased $1.1 million from $1.4 million to $2.3 million. This increase was primarily due to the increase in loans outstanding.

Noninterest Income

         Noninterest income consisting of fees from deposit accounts and mortgage banking decreased 42.8% to $2.3 million for the first nine months of 2002 compared to $4.1 million for the same period in 2001 primarily due to management's change in estimates related to fees and estimated gains and losses on loans held for sale. Fees on loans held for sale decreased $2.1 million or 52.6% to $1.9 million for the period ended September 30, 2002 from the comparable September 30, 2001 period of $3.9 million. Service charges on deposit accounts for the first nine months of 2002 totaled $32,000 compared to $46,000 for the same period in 2001, a decrease of 30.4%. Other operating income increased $328,000 to $450,000 for the nine months ended September 30, 2002 compared to $122,000 for the same period in 2001. The increase in other operating income is mostly attributed to commissions earned by the brokerage subsidiary, sales of the guaranteed portion of four SBA loans, and sale of the municipal investment portfolio. In the third quarter of 2002, the Bank sold three SBA loans for a gain of $124,203 and the municipal investment portfolio for a gain of $41,872. There were no sales in 2001.

         Millennium Insurance Services, Inc., a subsidiary of Millennium Bankshares Corporation, is currently inactive pending resolution of regulatory issues. Millennium Nationwide, a subsidiary of Millennium Bank, was dissolved by the other partners.

Noninterest Expense

         Total noninterest expense included employee-related costs, occupancy and equipment expense and other overhead. Total noninterest expense was $9.8 million for the first nine months of 2002 compared to $5.7 million for the same period in 2001. This is a 72.7% increase from the nine months ended September 30, 2001 to the nine months ended September 30, 2002. Salary and benefit expense increased 50.1% from $3.6 million for the nine months ended September 30, 2001 to $5.5 million for the nine months ended September 30, 2002. Continued growth in the commercial and mortgage loan operations and three new branches in 2002 have driven the increase in salary and employee benefits. Net occupancy expense increased 81.3% from $775,000 for the nine months ended September 30, 2001 to $1,405,000 for the nine months ended September 30, 2002 and is attributable to the opening of three additional branches. The Bank has experienced increased legal expense due to the lawsuit regarding the former business venture.
Consulting and accounting bills have increased due to outsourcing internal audit, review of the mortgage operations, and issues regarding restatement of the first quarter earnings.

         Salary and benefit expense for the third quarter of 2002 as compared to 2001 increased $1.1 million from $1.3 million to $2.4 million in 2002. This increase resulted from increased loan volume and three new branches. Occupancy expense increased $199,000 to $608,000 in the third quarter of 2002 from $409,000 in 2001 due to the opening of three additional branches. Other operating expenses for the third quarter of 2002 increased $1.4 million from the $109,000 in 2001 due to increased professional fees from our attorneys, accountants and consultants.

Allowance for Loan Losses

         The allowance for loan losses at September 30, 2002 was $2.6 million compared to $1.4 million at December 31, 2001. The provision for loan losses for the first nine months of 2002 was $1,537,000, an increase of $767,000 from the period ending September 30, 2001. The allowance for loan losses was .98% of total loans outstanding at September 30, 2002. At September 30, 2002 there were approximately $703,000 in loans classified as non accrual or more than 90 days past due. Approximately $387,000 of these loans related to an unprofitable business venture closed during the second quarter. Net charge-offs as a percentage of loans was .13% for the nine months ended September 30, 2002. Management believes the allowance for loan losses is adequate to cover credit losses anticipated or inherent in the loan portfolio at September 30, 2002. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

         Shareholders' equity at September 30, 2002 and December 31, 2001 was $25.2 million and $11.5 million, respectively. During the first quarter of 2002, the Company completed its first public offering of its common stock totaling 1,437,500 shares of common stock at an offering price of $6.00 per share and generated proceeds net of discounts and expenses of approximately $7,946,000. During the comparable 2001 period the Company completed private offerings and issued 594,104 shares of common stock, to the original shareholders of Millennium Bankshares Corporation with net proceeds totaling $2,970,520. Total common shares outstanding at September 30, 2002 were 3,638,478.

         On July 11, 2002 Millennium Bankshares Corporation issued floating rate junior subordinated debt securities due in 2032. Millennium Capital Trust I was formed to facilitate the transaction and the named trustee is Wilmington Trust Company. On July 11, 2002 an $8.248 million offering of redeemable capital securities was completed. $248,000 was used to purchase common shares in Millennium Capital Trust I and $7.76 million was generated after expenses of $240,000. The Trust Preferred issue is callable in July 2007 at the Company's option. This Trust Preferred issue is considered Tier 1 regulatory capital.

         At September 30, 2002 the Company's tier 1 and total risk-based capital ratios were 10.92% and 12.29%, respectively, compared to 9.37% and 10.17% at December 31, 2001. The Company's leverage ratio was 7.11% at September 30, 2002 compared to 7.61% at December 31, 2001. The Company's capital structure places it above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business. On August 15, 2002 the board of directors of the Company authorized an additional capital injection of $6,500,000 for its wholly owned subsidiary Millennium Bank, N.A. through the acquisition of an additional 650,000 shares of common stock of Millennium Bank, N.A. by the Company. This downstream of capital will provide additional support for the Bank's liquidity and to fund further loan and deposit growth at the Bank.

Regulatory Developments

         During the course of a routine review of the Company's financial institution subsidiary, Millennium Bank, N.A., by bank regulatory authorities, examiners identified certain supervisory issues. The Company has been engaged in discussions with the regulatory authorities concerning these issues and has taken and is taking actions to thoroughly address all the issues. As these discussions have neared completion, the Comptroller of the Currency has told the Company that they intend to request the Bank to enter into an informal memorandum of understanding with respect to the following issues: policies and procedures, growth limited to 10% per year with no more than 5% in any one calendar quarter, increased oversight by the Board of Directors of the activities of the Bank concerning financial and internal controls, internal audit, asset/liability management, loan review, budgeting and profitability tracking, transactions with affiliates, and additional products and services. A memorandum of understanding is characterized by regulatory authorities as an informal action, that is not published or publicly available and is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or order.

         The Company and Millennium Bank have already begun to implement many of the changes that the memorandum of understanding will require. None of these changes, including the limits on asset growth, is expected to adversely affect the Company's operations or earnings.

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

Item 3.           CONTROLS AND PROCEDURES


         Within ninety (90) days prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer completed an evaluation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer believe that the disclosure controls and procedures are effective with respect to timely communicating to them of all material information required to be disclosed in its report as it relates to the Company and its subsidiaries. The following paragraphs detail management's significant areas of focus to address internal audit and regulatory examination issues and to enhance internal controls which needed improvement.

         The Company has been using an outside accounting firm to perform internal audits. The results of these audits are presented to the Audit Committee along with responses from the affected departments of the Company. This same firm has been tasked to follow up in all departments requiring change to improve the internal controls or procedures to ascertain compliance with the agreed upon changes.

         Two individuals were hired to fill the positions of Chief Financial Officer and Executive Vice President/Credit Administration during the last quarter. Both individuals have extensive experience in the financial industry in both accounting and operations. These two individuals are reviewing the procedures in their areas and making changes as necessary to tighten the internal control procedures.

         The Board of Directors has hired consultants to thoroughly review all processes of the mortgage banking subsidiary. The work has been substantially completed and the Bank has implemented several recommendations. Other recommendations will be implemented once the final report has been issued. An Accounting/Financial Officer for the mortgage subsidiary has been appointed who will assure accuracy in reporting, proper controls on expenditures and control of balances in held for sale mortgages.

         All of these changes have been implemented in order to improve the internal control procedures. The Company is continuing to review internal control procedures and is in the process of writing a policy to specifically address this issue and the information flow on new products, new lines of business, legal matters, or changes to existing corporate structure.

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

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

                  Exhibit No.

                  10.1 Executive Employment Agreement between the Company and Janet A. Valentine, Senior Vice President and Chief Financial Officer, dated July 29, 2002

                  10.2     Severance  Agreement and Release  between the Company
                           and  Thomas  J.  Chmelik,   former  Chief   Financial
                           Officer, dated August 19, 2002

                  99.1 Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

                  99.2 Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350



(b) Reports on Form 8-K

                  Form 8-K, dated July 31, 2002, reporting under Item 5 that the Company reported net losses of approximately $1.18 million for the six months ended June 30, 2002, and under Item 7 with the corresponding press release.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MILLENNIUM BANKSHARES CORPORATION
                                                    (Registrant)


Date:  November 14, 2002                    /s/ Carroll C. Markley
                                            -----------------------------------
                                                Carroll C. Markley
                                                Chairman of the Board & CEO





Date:  November 14, 2002                    /s/  Janet A. Valentine
                                            -----------------------------------
                                            Janet A. Valentine
                                            Senior Vice President and Chief
                                            Financial Officer

                                  CERTIFICATION


I, Carroll C. Markley, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Millennium Bankshares Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002                    /s/ Carroll C. Markley
                                            -----------------------------------
                                                Carroll C. Markley
                                                Chairman of the Board & CEO

                                  CERTIFICATION


I, Janet A. Valentine, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Millennium Bankshares Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002                    /s/  Janet A. Valentine
                                            -----------------------------------
                                            Janet A. Valentine
                                            Senior Vice President and Chief
                                            Financial Officer

                                  EXHIBIT INDEX



               Exhibit No.
               -----------

                  10.1 Executive Employment Agreement between the Company and Janet A. Valentine, Senior Vice President and Chief Financial Officer, dated July 29, 2002

                  10.2     Severance  Agreement and Release  between the Company
                           and  Thomas  J.  Chmelik,   former  Chief   Financial
                           Officer, dated August 19, 2002

                  99.1 Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

                  99.2 Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350