Form 10KSB
period 2002-12-31
MILLENNIUM BANKSHARES CORP
filed 2003-03-31
CIK 1158678

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
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

         Yes  X   No ___
             ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     The issuer's gross income for its most recent fiscal year was $19,929,748.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing sales price of such stock on March 27, 2003 was approximately $24,722,446. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     The number of outstanding shares of Common Stock as of March 27, 2003 was 3,531,778.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the 2003 Annual Meeting of Shareholders - Part III

                                TABLE OF CONTENTS

                                     PART I

                                                                            Page
                                                                            ----

ITEM 1.  DESCRIPTION OF BUSINESS .........................................    3

ITEM 2.  DESCRIPTION OF PROPERTY .........................................   13

ITEM 3.  LEGAL PROCEEDINGS ...............................................   14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
            OF SECURITY HOLDERS ..........................................   14

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS ..........................................   14

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS ..........................   16

ITEM 7.  FINANCIAL STATEMENTS ............................................   34

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE .......................   34

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION
            16(a) OF THE EXCHANGE ACT ....................................   34

ITEM 10. EXECUTIVE COMPENSATION ..........................................   34

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT AND RELATED
            STOCKHOLDER MATTERS ..........................................   35

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................   35

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K ..........................   35

ITEM 14. CONTROLS AND PROCEDURES .........................................   36

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

     Millennium Bankshares Corporation ("Millennium") is a bank holding company headquartered in Reston, Virginia. We were incorporated in 1998 and began operations in April 1999. We provide commercial and consumer banking services through our principal operating subsidiary, Millennium Bank, N.A. (the "Bank"). At December 31, 2002, we had total consolidated assets of $306.3 million, deposits of $258.5 million and stockholders' equity of $15.5 million.

     We presently operate six banking offices in Reston, Great Falls, Herndon, Colonial Heights, and Richmond, Virginia. Four of our banking offices are situated in Fairfax County, Virginia, just west of Washington, D.C. and two are located in the Richmond, Virginia metropolitan area. Our branches are located in growing counties. The population of Fairfax County grew from 818,584 in 1990 to 969,749 in 2000, and the population of Henrico County (home of Richmond, Virginia) grew from 217,881 in 1990 to 262,300 in 2000.

     We are a community bank providing, both through our branches and over the Internet, a broad range of commercial and retail banking services designed to meet the needs of businesses and consumers in the communities we serve. We emphasize local decision making within our organization and provide attentive personal service to our customers. By combining the technological support and products and services that our customers demand with direct access to senior management and responsive customer service, we seek to foster a business and consumer banking environment that allows us to effectively compete in our particular market with other financial institutions of all sizes.

     Even though we are a small bank, we seek to provide our customers with the technological support that banking in today's market requires. We offer 24 hour a day, seven day a week Internet banking services. These services allow consumers and businesses to view accounts, make transfers, submit wire transfer requests, pay bills and stop payment on checks. The most popular feature is the ability for customers to view their cancelled checks over the Internet and print copies if needed at their own home or office.

     In late 2002, we extended our Internet services to include synchronization with Millennium Bank through financial management software. Customers can synchronize their accounts at Millennium with their money management software directly over the Internet. Bill-payment services from the money management software over the Internet will be available to our customers in the spring of 2003.

     We conduct primarily all of our business through Millennium Bank and its wholly and majority owned subsidiaries. These subsidiaries, which originate, process, and underwrite first and second trust residential mortgage loans, are listed in the following table. The subsidiaries other than Millennium Capital are not material to Millennium or Millennium Bank.

                                                                                 Date
Subsidiary                      Location        Nature of Business            Established
Millennium Capital              Reston, VA      Wholesale and Retail Lending  May 1999
Millennium Wholesale Lending    Reston, VA      Wholesale Lending             May 2001
Millennium Sunbelt Mortgage     Las Vegas, NV   Retail Lending                Dec. 2001

     Millennium Bankshares Corporation is the sole shareholder of Millennium Brokerage Services, Inc., which offers securities brokerage services, financial analysis, professional money management, stocks, bonds and mutual funds through UVEST. Millennium Insurance Services, Inc., a wholly owned subsidiary, is in the process of being dissolved. Additionally, Millennium e-Banking Solutions, L.L.C. is a subsidiary of Millennium Bankshares Corporation in which we are majority owner. This entity is currently marketing a proprietary financial software solution through Millennium Bank.

Strategy

     Our strategy for building long term value for our shareholders is to consistently increase our net interest income, generate non-interest income through the sale of mortgage and Small Business Administration loans, and appropriately grow our assets. Initially, we used a combination of brokered deposits and advances from the Federal Home Loan Bank to fund mortgage loans held for sale. To increase our net interest income, we plan to increase our commercial clients, which are a source for both loans and non-interest bearing deposits. We believe that this growth will result from our ability to attract new customers, including businesses and consumers who were customers of companies that have recently consolidated in our region yet desire the personal service of a community bank. These local retail deposits will replace brokered deposits and allow us to increase our net interest margin. To achieve these goals, we plan to take the following steps.

     . Continue Mortgage Lending. Presently, we are refining our mortgage lending activities through Millennium Bank and other Millennium subsidiaries and being more efficient in the process. Mortgage loans held for sale as of December 31, 2002 were $63.6 million, a decrease of $12.9 million over year-end 2001.

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

          We will continue to evaluate approaches that will increase mortgage loan transactions, including, but not limited to increased lending from within Millennium Bank, additional operating subsidiaries, and expanded product offerings including Federal Home Administration and Veterans Administration loans.

     . Branch Network. In 2002, we opened three banking offices in Virginia: one each in Richmond, Colonial Heights, and Reston, Virginia. There are no current plans to expand our branch network in 2003.

          Mortgage loan production was being funded to a large degree by brokered deposits and advances from the Federal Home Loan Bank. Because funding loans in this fashion may result in a decreased net interest margin, we started decreasing our dependence on brokered funds in late 2002. At December 31, 2002, deposits from these sources represented $52.3 million, compared to $103.0 million at December 31, 2001. With prior year branch banking growth strategies in select communities throughout Northern Virginia and in the Richmond market, we will continue to reduce our cost of funds while continuing to grow our loan portfolio. Offices have been positioned in communities with moderate median incomes and a high concentration of commercial business surrounding the location, which is intended to result in customer deposit growth and a lower cost of funds.

     . Emphasize commercial banking products and services. Small-business commercial customers are a source of prime-based loans and fee income for cash management services, but low cost deposits which we require to continue to fund our growth. Loans made by our commercial lending division includes construction/land loans, loans made for commercial purposes secured by real estate, and loans for commercial purposes secured by other collateral. From December 31, 2001 to December 31, 2002, loans made by our commercial lending division grew from $35.3 million to $69.9 million.

          We have been able to build a commercial business base because our staff of bankers is continually seeking opportunities to network within the local business community. Additionally, the Chief Executive Officer of Millennium Bank in Reston and the President of the Richmond Region have over three decades of commercial banking experience each in their respective markets. Their knowledge brings both a strong understanding of commercial banking needs and a sound customer base to Millennium. Significant further growth in commercial lending will depend on expanding our lending staff. Small business lending is also advantageous because certain loans are eligible for guarantees from the Small Business Administration. The bank was approved in 2002 for Preferred Lender status with the Small Business Administration, which would allow us to internally approve Small Business Administration loans.

          Our strategic plans include targeting larger commercial customers. In 2002, our legal lending limit to one borrower was below the level necessary to serve the borrowing requirements of these customers. Due to the initial public offering in February and the placement of a Trust Preferred issue, we have increased our legal lending limit and are now more able to accommodate the borrowing needs of customers in our target markets, including larger commercial customers. In addition, we are able to participate loans to other banks should the loan amount be above our increased lending limit.

Market Area

     Millennium is headquartered in Fairfax County, Virginia. This area had a population of approximately 970,000 in 2000 and is expected to grow to just under 1.1 million by 2010. We are located in Northern Virginia approximately 20 miles west of Washington, D.C. and 115 miles north of Richmond, Virginia. We are situated in the new "Silicon Valley of the East" known as the Dulles Corridor which is home to companies such as America Online, MCI, TRW, and others. Four of our branch banking offices are located in this area. The two branches located in the Richmond market are located in the north and the south of that region. Our target market for commercial lending is in both Northern Virginia and Richmond, Virginia. Residential mortgage loans are marketed on a national basis.

Competition

     The Bank's headquarters are in the Reston-Herndon market area where there is a very limited community bank presence. It is a community serviced by the branches of large regional banks that are headquartered, for the most part, in cities outside the Washington Metropolitan area. Our market area is a highly competitive, highly branched banking market. We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Fairfax County market area and elsewhere.

     Competition in the market area for loans to small businesses and professionals is intense, and pricing is important. Most of our competitors have substantially greater resources than the Bank. Many competitors offer services, such as extensive branch networks and trust services, that we currently do not provide. Moreover, larger institutions operating in the Northern Virginia market have access to borrowed funds at lower costs than are available to the Bank. Deposit competition among institutions in the market area also is strong. As a result, it is possible that we will pay above-market rates to attract deposits. According to a market share report prepared by the FDIC, we held 0.96% of deposits in the Fairfax County market as of June 30, 2002, the most recent date for which market share information is available. The branches in the Richmond area were not open on June 30, 2002.

Credit Policies

     The principal risk associated with each of the categories of loans in Millennium's portfolio is the creditworthiness of its borrowers. Within each category, credit risk is increased or decreased, depending on prevailing economic conditions. In an effort to manage the risk of loans made, our policy gives loan approval limits to individual officers based on their position and experience. Loans that are held for sale are underwritten to investor guidelines. All fixed rate residential first mortgage loans are pre-sold prior to settlement on the loan.

     The Bank has written policies and procedures to help manage credit risk. We have implemented a loan review process that includes portfolio management strategy, underwriting standards and risk assessment guidelines, procedures for ongoing identification and management of credit deterioration, and regular portfolio reviews to establish loss exposure and to ascertain compliance with the Bank's policies.

     The Bank uses an Officers Loan Committee and Directors Loan Committee to approve loans. The Officers Loan Committee, which consists of the Chairman and additional officers, meets as necessary to review most applications for loans that are intended to be held in the portfolio. A Directors Loan Committee, which currently consists of seven directors, approves loans in excess of $750,000 that have been previously approved by the Officers Loan Committee. The Directors Loan Committee also reviews lending policies proposed by Management.

     We obtain small business and commercial loans through direct solicitation of owners and continued business from customers. Completed commercial loan applications are reviewed by the Bank's loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If commercial real estate is involved, information is also obtained concerning cash flow after debt service. Loan quality is analyzed based on the Bank's experience and its credit underwriting guidelines, as well as guidelines issued by the Office of the Comptroller of the Currency.

     Residential loan originations come primarily from walk-ins, direct mail solicitations, Internet advertising, and wholesale and correspondent relationships. We have chosen to retain in our portfolio many of our residential mortgage loans on properties located in our local market. In addition, we are actively seeking non-conforming one-to-four family adjustable-rate mortgages that do meet all of our secondary marketing guidelines. Loans held for sale are conforming and non-conforming fixed and variable rate first and second mortgage loans.

     In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed in the footnotes of its annual financial statements, including commitments to extend credit. At December 31, 2002, commitments to extend credit totaled $20.3 million.

Commercial Lending

     General. Commercial business loans and commercial real estate loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields. To manage these risks, the Bank generally secures appropriate collateral, obtains personal guarantees from principals, and monitors the financial condition of its business borrowers. The availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate. All commercial loans made by the Bank have recourse under the terms of the promissory note. At December 31, 2002, commercial loans totaled $68.8 million, or 28.4% of the total loan portfolio.

     We have implemented a credit review and monitoring system to review the cash flow of commercial borrowers. Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from his employment and other income and are secured by real estate whose value tends to be easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower's ability to make repayment from cash flow from its business and are secured by assets, such as commercial real estate, accounts receivable, equipment and inventory.

     Real Estate Loans. Commercial real estate loans may be secured by various types of commercial real estate in Millennium's market area, including multi-family residential buildings, commercial buildings and offices, small shopping centers and churches. In its underwriting of commercial real estate, the Bank may lend up to 80% of the secured property's appraised value. The Bank's commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower's creditworthiness and prior credit history and reputation, and generally requires personal guarantees or endorsements of borrowers.

     Construction Loans. Our loan policy allows for local construction loans, primarily to individual small builders on a limited basis. At December 31, 2002, there was $3.9 million in construction and land development loans outstanding in the commercial loan portfolio. The Bank will obtain a first lien on the property as security for its construction loans and personal guarantees from the borrower's principal owners.

     Small Business Lending. Today, the principal activity of the Bank's commercial loan division is the origination of commercial mortgage and non-mortgage loans to small and medium sized businesses. We regularly use various loan guarantee loan programs offered through the Small Business Administration, including the 504 loan program, which is intended to help small and medium sized businesses avoid large down payments and floating interest rates that are typically associated with purchases of fixed assets used to expand operations. Whenever possible, the 504 loan program provides long-term and fixed rate financing for investment in fixed assets, primarily real estate and large/heavy equipment. At December 31, 2002, Small Business Administration loans were 7.8% of the commercial loan portfolio.

One-to-Four-Family Residential Real Estate Lending

     The Bank makes residential loans and sells them to investors in the secondary mortgage market. We originate both conforming and non-conforming residential loans. Mortgage lending occurs in our banking offices as well as through the mortgage banking subsidiaries of the Bank located in Reston and Richmond, Virginia, and Las Vegas, Nevada.

     The Bank retains in its portfolio loans secured by one-to-four-family residences, some of which are located in its market area. We also retain non-conforming adjustable rate mortgages for consumers that do not reside in our market area.

     We evaluate both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. The Bank makes first mortgage loans in amounts of up to 100% of the appraised value of the underlying real estate, but retains in our portfolio some loans with an 80% or less appraised value. We retain some second mortgage loans secured by property in various market areas. Second mortgage loans with a loan to value ratio over 95% are underwritten to institutional investor guidelines. For conventional loans in excess of 80% loan to value, private mortgage insurance is secured insuring the mortgage loans to 75% loan to value.

     The Bank's current one-to-four-family residential adjustable rate mortgage loans have interest rates that adjust every 1, 3, 5, or 7 years, generally in accordance with the rates on one-year U.S. Treasury bills. The Bank's adjustable rate mortgage loans generally limit interest rate increases to 2% each rate adjustment period and have an established ceiling rate at the time the loans are made of up to 6% over the original interest rate. Borrowers are qualified at the first year interest rate plus 2%. At December 31, 2002, $79.0 million, or 32.6%, of Millennium's total loan portfolio consisted of various adjustable rate mortgage loans. There are risks resulting from increased costs to a borrower as a result of the periodic repricing mechanisms of these loans. Despite the benefits of adjustable rate mortgage loans to an institution's asset/liability management, they pose additional risks, primarily because as interest rates rise, the underlying payments by the borrowers rise, increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. We minimize these risks by underwriting these loans to be sold in the secondary mortgage market.

     The Bank requires title opinions and fire and casualty insurance coverage, as well as title insurance and flood insurance where appropriate, to protect Millennium's interest. The cost of this insurance coverage is paid by the borrower. The Bank typically requires escrows for taxes and insurance.

Consumer Lending

     The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans, letters of credit, and home equity loans. Such loans are generally made to customers with a pre-existing relationship with the Bank.

     Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of unsecured consumer loans, such as lines of credit, or loans secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income for primary employment, and additionally from any verifiable secondary income. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes an analysis of the value of the security in relation to the proposed loan amount.

Employees

     At December 31, 2002, Millennium had the equivalent of 121 employees, six of which are part-time employees. None of Millennium's employees are represented by a collective bargaining unit.

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

     As a national bank, the Bank is subject to regulation, supervision and examination by its primary regulator, the Office of the Comptroller of the Currency. The Bank is also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation. State and federal law also governs the activities in which the Bank engages, the investments that it may make and the aggregate amount of loans that it may grant to one borrower. Various consumer and compliance laws and regulations also affect the Bank's operations.

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

     Payment of Dividends. Millennium is a legal entity separate and distinct from its banking and other subsidiaries. Virtually all of Millennium's revenues will result from dividends paid to Millennium by Millennium Bank. Millennium Bank is subject to laws and regulations that limit the amount of dividends it can pay. Under OCC regulations, a national bank may not declare a dividend in excess of its undivided profits, which means that Millennium Bank must recover any start-up losses before it may pay a dividend to Millennium. Additionally, Millennium Bank may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by Millennium Bank in any calendar year exceeds the total of Millennium Bank's retained net income of that year, combined with its retained net income of the two preceding years, unless the dividend is approved by Millennium Bank's primary regulator. Millennium Bank may not declare or pay any dividend if, after making the dividend, it would be "undercapitalized", as defined in federal regulations.

     In addition, both Millennium and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition.

     Insurance of Accounts, Assessments and Regulation by the FDIC. The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. The deposits of the Bank are subject to the deposit insurance assessments of the Bank Insurance Fund of the FDIC.

     The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors (including supervisory evaluations). Depository institutions insured by the Bank Insurance Fund that are "well capitalized" and that present few or no supervisory concerns are not required to pay for deposit insurance, while all other banks are required to pay premiums ranging from .03% to .27% of domestic deposits. These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time. However, because the legislation enacted in 1996 requires that both Savings Association Insurance Fund insured and Bank Insurance Fund-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation, the FDIC is currently assessing Bank Insurance Fund-insured deposits an additional 1.68 basis points per $100 of deposits to cover those obligations.

     The FDIC is authorized to prohibit any Bank Insurance Fund-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution's primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances that could result in termination of the Bank's deposit insurance.

     Capital. Both the OCC and the Federal Reserve have issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, Millennium and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit), of 8%. At least half of the total capital must be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance ("Tier 2 capital" which, together with "Tier 1 capital", composes "total capital").

     In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 4%, subject to federal bank regulatory evaluation of an organization's overall safety and soundness.

     The risk-based capital standards of both the OCC and the Federal Reserve explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization's capital adequacy.

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

     The federal banking agencies also have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. As of December 31, 2002, Millennium and the Bank were classified as well-capitalized.

     Federal and state banking regulators also have broad enforcement powers over the Bank, including the power to impose fines and other civil and criminal penalties, and to appoint a conservator.

     Community Reinvestment. The requirements of the Community Reinvestment Act are also applicable to the Bank. The Community Reinvestment Act imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution's efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to twelve assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. To the best knowledge of the Bank, it is meeting its obligations under the Community Reinvestment Act.

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

     Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 (the "Act") was signed into law on November 12, 1999. The Act covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. Most of the Act's provisions require the federal bank regulatory agencies and other regulatory bodies to adopt regulations to implement the Act, and for that reason an assessment of the full impact on Millennium of the Act must await completion of that regulatory process.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     Millennium conducts its business from its main office in Reston, Virginia and five branch banking offices. Majority owned subsidiaries occupy space that is not an obligation of Millennium and contractually provided by the minority owner. The following table provides certain information with respect to our properties:

                                  Date Facility                        Ownership and
   Location                          Opened                         Leasing Arrangements
   --------                          ------                         --------------------
   Main Office:

   1601 Washington Plaza              1999           Leased from 1601 Washington Plaza, LLC, a
   Reston, Virginia                                  Virginia limited liability company comprised of
                                                     unit owners that are also Millennium
                                                     shareholders. Lease expires in 2010, subject to
                                                     Millennium's right to renew for an additional
                                                     10-year term.

   Branch Offices:

   1025-K Seneca Road                 2001           Lease from Tectum, LLC expires in 2005, subject
   Great Falls, Virginia                             to Millennium's right to renew for three
                                                     additional five-year terms.

   1051 Elden Street                  2001           Leased from 1051 Elden Street, LLC, a Virginia
   Herndon, Virginia                                 limited liability company comprised of unit
                                                     owners that are also Millennium shareholders.
                                                     Lease is month-to-month dependent upon
                                                     improvements to the property by the landlord.

   11260 Roger Bacon Drive          June 2002        Leased from Roger Bacon Associates Limited
   Reston, Virginia                                  Partnership.  Lease expires in 2007 and has four
                                                     consecutive five-year renewal options.

   8821 West Broad Street           June 2002        Leased from Arthur J. Shaheen.  Lease expires in
   Richmond, Virginia                                2009 and has two consecutive five-year renewal
                                                     options.

   3400 Boulevard                September 2002      Leased from  Poovillam S. Subramaniam.  Lease
   Colonial Heights, Virginia                        expires in 2007 and has two consecutive five-year
                                                     renewal options.

     We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

ITEM 3.  LEGAL PROCEEDINGS

     Except as set forth below, the Company and its subsidiaries are not parties to any pending legal proceeding outside the ordinary course of business. In connection with an unsuccessful business venture in Baltimore, Maryland that was closed in April 2002, the Bank filed, on April 16, 2002 in the Circuit court of Baltimore County, Maryland, a lawsuit seeking injunctive relief, an accounting and damages against U. S. Mortgage Funding, Inc., a Delaware corporation ("U.S. Mortgage"), the forty nine percent owner and former manager of the venture, a Virginia limited liability company. U.S. Mortgage and certain of its affiliates have counterclaimed against the Bank and the business venture seeking compensatory damages in excess of $100.0 million and punitive damages in excess of $250.0 million. Millennium's motion to dismiss the counterclaim was granted with leave to amend.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of our security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     We completed our initial public offering on February 5, 2002. No public market existed for our common stock prior to that time. Our common stock has been listed on the Nasdaq SmallCap Market under the symbol "MBVA" since February 6, 2002.

     Prior to our initial public offering, there were no trades of shares of our common stock. The initial public offering price was $6.00 per share. The closing sales price of a share of our common stock on March 27, 2003 on the Nasdaq SmallCap Market was $7.00.

   ----------------------------------------------------------------
                                  High              Low
                                  ----              ---
   ----------------------------------------------------------------
   First Quarter 2002             7.38             6.35
   ----------------------------------------------------------------
   Second Quarter 2002            8.06             7.35
   ----------------------------------------------------------------
   Third Quarter 2002             7.85             6.05
   ----------------------------------------------------------------
   Fourth Quarter 2002            6.97             5.72
   ----------------------------------------------------------------

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

     Our ability to distribute cash dividends will depend primarily on the abilities of our subsidiaries to pay dividends to us. As a national bank, Millennium Bank, N.A. is subject to legal limitations on the amount of dividends that it is permitted to pay. Furthermore, neither the Bank nor we may declare or pay a cash dividend on any of our capital stock if we are insolvent or if the payment of the dividend would render us insolvent or unable to pay our obligations as they become due in the ordinary course of business. For additional information on these limitations, see "Item 1. Business
- Government Supervision and Regulation - Payment of Dividends" above.

     As of March 27, 2003, we had approximately 600 shareholders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following commentary discusses major components of Millennium's business and presents an overview of its consolidated financial position at December 31, 2002 and December 31, 2001 as well as results of operations for the years ended December 31, 2002, 2001, and 2000. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented elsewhere in this annual report.

     During the course of a routine review of Millennium's financial institution subsidiary, Millennium Bank, N.A., by bank regulatory authorities, examiners identified certain supervisory issues. After discussions with the regulatory authorities concerning these issues, the Bank entered into an informal memorandum of understanding with respect to the following issues: policies and procedures, growth limited to 10% per year with no more than 5% in any one calendar quarter, increased oversight by the Board of Directors of the activities of the Bank concerning financial and internal controls, internal audit, asset/liability management, loan review, budgeting and profitability tracking, transactions with affiliates, and additional products and services. A memorandum of understanding is characterized by regulatory authorities as an informal action, that is not published or publicly available and is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or order.

     Millennium and the Bank have already begun to implement many of the changes that the memorandum of understanding requires. None of these changes, including the limits on asset growth, is expected to adversely affect Millennium's operations or earnings.

     As we discuss below, our financial condition and results of operations have been impacted by our branch office growth, marketing and consolidation of other banks in our principal markets. The current economic downturn has affected a number of businesses in our market areas, but we have taken certain steps to limit any impact that this downturn could have on us. For example, we continually monitor our loan portfolio in order to identify any potential weaknesses, which could indicate a potential negative trend that we would address. See "Asset Quality" below for more information on the steps that we take with respect to our loan portfolio. In addition, as part of our business strategy, we closely examine our marketing efforts under existing economic conditions with a view to make appropriate adjustments to our products and services, such as loans and deposits, in order to withstand an economic downturn.

Net Income

     Millennium had a net loss of $3.4 million for the year ended December 31, 2002, as compared to net income of $940,000 for the same period in 2001. The net loss represents $1.00 per common share on a basic and diluted basis compared to net income of $.45 per basic common share and $.38 per diluted common share for the same period in 2001. The loss for 2002 included a total provision for loan losses of $3.3 million and nonrecurring expenses and asset write-offs related to an unprofitable business venture totaling approximately $1.5 million. The venture has been closed.

     The Bank's loan portfolio continues to maintain its strong credit quality. The methodology for determination of the allowance for loan losses was adjusted in the fourth quarter of 2002 for factors including current economic conditions, aging and change of the mix of our loans, and growth of the portfolio.

Net Interest Income

     Net interest income is a major component of the Bank's earnings and is equal to the amount by which interest income exceeds interest expense. Earning assets consist primarily of loans and securities, while deposits and borrowings represent the major portion of interest bearing liabilities. Changes in the volume and mix of assets and liabilities, as well as changes in the yields and rates paid, determine changes in net interest income. The net interest margin is calculated by dividing net interest income by average interest earning assets.

     Our net interest margin is sensitive to the volume of mortgage loan originations. Fixed rate mortgage loans are sold, servicing released, in the secondary mortgage market. When the volume of mortgage loan originations increases, typically in a declining interest rate environment, funds advanced in settlement of mortgage loans increases, pending delivery of the loans to the loan purchaser. Until a mortgage loan is transferred to the purchaser, we receive interest on the loan at the note rate. Funds advanced in settlement of mortgage loans are financed to a large extent with brokered certificates of deposit. While such funds advanced contribute to net interest income, the interest rate spread on mortgage loans held for sale is not as great as the spread on our loan portfolio, which normally carries a higher interest yield and is financed with lower cost deposits. Thus, as funds advanced in settlement of mortgage loans increase, the interest spread and the net interest margin decrease.

     Net interest income was $8.3 million for the year ended December 31, 2002 compared to $4.7 million for the year ended December 31, 2001, an increase of 76.6%. This improvement in the net interest income was due to the volume increases in the loan portfolio. Average loans for the year ended December 31, 2002 were $218.7 million, a 95.5% increase over the same period in 2001. As a result of funding loans and reductions in the prime lending rate in the year 2002, the net interest margin decreased to 3.16% for the year ended December 31, 2002, compared to 3.82% for the year ended December 31, 2001.

     Average earning assets, consisting of loans, investments, and federal funds sold, increased to $259.8 million or 110.9% for the year ended December 31, 2002. The average yield on earning assets decreased 181 basis points from 8.15% for the year ended December 31, 2001 to 6.34% for the same period in 2002. The yield on interest bearing liabilities, consisting of deposits and borrowed funds, decreased from 5.07% for the year ended December 31, 2001 to 3.45% for the same period in 2002. The changes in the composition of interest earning assets and interest bearing liabilities and rates reduced the net interest margin to 3.16% in 2002 from 3.82% in 2001.

     The following table lists the composition of earning assets and interest bearing liabilities with their respective income or expense and annual yields.

                                                                                 Year Ended December 31
----------------------------------------------------------------------------------------------------------------------------
                                                                            2002                           2001
----------------------------------------------------------------------------------------------------------------------------
                                                                          Interest   Average             Interest  Average
                                                              Average      Income/    Yield/    Average   Income/   Yield/
                                                              Balance      Expense     Rate     Balance   Expense    Rate
----------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------
Assets
Interest earning assets:
  Securities                                                  $ 37,346    $  1,746    4.66%    $  6,941   $   373   5.37%
  Loans                                                        218,662      14,664    6.71%     111,874     9,515   8.51%
  Federal funds sold                                             3,659          60    1.64%       4,377       156   3.56%
----------------------------------------------------------------------------------------------------------------------------
  Total interest earning assets/total interest income          259,667      16,470    6.34%     123,192    10,044   8.15%
----------------------------------------------------------------------------------------------------------------------------
Non interest earning assets:
  Other assets                                                  10,243                            6,380
----------------------------------------------------------------------------------------------------------------------------
   Total non interest earning assets                            10,243                            6,380
----------------------------------------------------------------------------------------------------------------------------
   Total assets                                                269,910      16,470              129,572    10,044
============================================================================================================================
Liabilities and Stockholders' Equity
Interest bearing liabilities:
  NOW                                                            6,482          99    1.53%       3,557       100   2.81%
  Savings/Money Market                                         110,132       3,271    2.97%      19,928       843   4.23%
  Certificates of deposit                                      105,502       4,357    4.13%      75,492     4,138   5.48%
----------------------------------------------------------------------------------------------------------------------------
  Total interest bearing deposits                              222,116       7,727    3.48%      98,977     5,081   5.13%
----------------------------------------------------------------------------------------------------------------------------
  FHLB advances and other borrowings                            15,396         477    3.06%       6,455       260   4.03%
----------------------------------------------------------------------------------------------------------------------------
  Total interest bearing liabilities/total interest expense    237,512       8,206    3.45%      44,853     5,341   5.07%
----------------------------------------------------------------------------------------------------------------------------
Non interest bearing liabilities:
  Demand deposits                                               13,307                           12,592
  Other liabilities                                              1,356                            1,278
----------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                            252,175                          119,302
----------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                            17,735                           10,270
----------------------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                  $269,910    $  8,206             $129,572   $ 5,341
============================================================================================================================
Interest spread /(1)/                                                                 2.89%                         3.09%
Net interest income/net interest margin /(2)/                             $  8,264    3.16%               $ 4,703   3.82%
============================================================================================================================

/(1)/ Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.
/(2)/ Net interest margin is net interest income, expressed as a percentage of average earning assets.

      The following table describes the impact on Millennium's interest income resulting from changes in average balances and average rates for the periods indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                    Year Ended December 31, 2002      Year Ended December 31, 2001
                                            Compared to                       Compared to
                                    Year Ended December 31, 2001      Year Ended December 31, 2000
                                           Change Due To:                    Change Due To:
    ------------------------------------------------------------------------------------------------
                                                         Increase                          Increase
    (Dollars in thousands)        Volume       Rate     (Decrease)   Volume     Rate      (Decrease)
    ------------------------------------------------------------------------------------------------
    Interest income:
      Securities                  $1,421    $     (48)   $1,373     $    87   $    (57)   $    30
      Loans                        7,161       (2,012)    5,149       5,378       (815)     4,563
      Federal funds sold             (12)         (84)      (96)        136        (15)       121
    ------------------------------------------------------------------------------------------------
        Total interest income      8,656      (2,2304)    6,426       5,598       (884)     4,714

    Interest expense:
       NOW                            45          (46)       (1)         42          2         44
       Savings/Money Market        2,679         (251)    2,428         352        (70)       282
       Certificates of deposit     1,239       (1,020)      219       2,888       (329)     2,559
       FHLB advances and other       277          (60       217         (77)      (190)      (267)
    ------------------------------------------------------------------------------------------------
        Total interest expense     4,562       (1,699)    2,863       3,069       (451)     2,618
    ------------------------------------------------------------------------------------------------

    ================================================================================================
       Net interest income        $4,094    $    (531)   $3,563     $ 2,529   $   (433)   $ 2,096
    ================================================================================================

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

     At December 31, 2002, Millennium had $33.4 million more assets than liabilities that reprice within one year or less and therefore was in an asset sensitive position. A positive gap can adversely affect earnings in periods of decreasing interest rates. This positive position is the result of the held for sale mortgage loan portfolio.

     Millennium has an Asset/Liability Committee, which reviews deposit pricing, changes in borrowed money, investment activity, loan sale activities, liquidity levels and the overall interest sensitivity. The actions of this committee are reported to the Board of Directors quarterly. The Chief Financial Officer manages the daily monitoring of interest rate risk, investment activity, along with any other significant transactions with input from other committee members.

     The following table presents the amounts of Millennium's interest sensitive assets and liabilities that mature or reprice in the periods indicated.

                                                                  December 31, 2002
                                                              Maturing or Repricing In:
-----------------------------------------------------------------------------------------------------
                                                  3 Months       4-12          1-5           Over
                                                  or less       Months        Years        5 Years
-----------------------------------------------------------------------------------------------------
(Dollars in thousands)
-----------------------------------------------------------------------------------------------------
Interest-sensitive assets:
  Loans (1)                                       $ 122,030    $  35,134    $  73,766     $  11,493
  Investments (2)(4)                                 25,891        9,957       12,390         4,087
  Federal funds sold                                     55            0            0             0
-----------------------------------------------------------------------------------------------------
    Total interest-sensitive assets                 147,976       45,091       86,156        15,580
-----------------------------------------------------------------------------------------------------

Cumulative interest-sensitive assets                147,976      193,067      279,223       294,803
-----------------------------------------------------------------------------------------------------
Interest-sensitive liabilities:
  NOW accounts(3)                                       653        1,958        4,036         1,241
  Savings/Money Market deposit accounts(3)           12,025       35,874       72,979        22,775
  Certificates of deposit                            15,509       22,563       53,743         1,238
  Borrowed money                                     22,343            0          400         8,000
-----------------------------------------------------------------------------------------------------
    Total interest-sensitive liabilities             50,530       60,395      131,158        33,254
-----------------------------------------------------------------------------------------------------

Cumulative interest-sensitive liabilities         $  50,530    $ 110,925    $ 242,083     $ 275,337
-----------------------------------------------------------------------------------------------------
Period gap                                        $  97,446    $ 132,672    $ (45,002)    $ (17,674)
Cumulative gap                                    $  97,446    $  82,142    $  37,140     $  19,466
Ratio of cumulative interest-sensitive assets
  to cumulative interest-sensitive liabilities       292.85%      174.05%      115.34%       107.07%
Ratio of cumulative gap to total assets               31.81%       26.81%       12.12%         6.35%
-----------------------------------------------------------------------------------------------------

=====================================================================================================
Total Assets                                      $ 306,341    $ 306,341    $ 306,341     $ 306,341
=====================================================================================================

(1) Includes mortgage loans held for sale.
(2) Excludes Federal Reserve Stock, Federal Home Loan Bank, and Community Banker's stock.
(3) Assumed to not be sensitive to interest rates.
(4) Anticipates prepayments on GNMA, FNMA, and FHLMC pools.

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

Investments

     At December 31, 2002, Millennium had $54.6 million in total available for sale securities, an increase of 333.3% from $12.6 million at December 31, 2001. The increase reflects the net effect of purchases, sales, calls, and prepayments of these securities.

     The following tables show the amortized cost and fair market value of investment securities at the dates indicated.

                                               December 31, 2002           December 31, 2001
                                            -----------------------     -----------------------
                                                 Cost       Market          Cost       Market
      -----------------------------------------------------------------------------------------
      (Dollars in thousands)
      -----------------------------------------------------------------------------------------
      Available for sale
          US Government & Agency Securities     49,663      50,221         11,749       11,719
          Other                                  2,078       2,104              0            0
      -----------------------------------------------------------------------------------------
          Total available for sale              51,741      52,325         11,749       11,719
      -----------------------------------------------------------------------------------------
      Other
          Federal Home Loan Bank stock           1,505       1,505            631          631
          Federal Reserve Bank stock               688         688            174          174
          Other stocks                              59          59             59           59
      -----------------------------------------------------------------------------------------
          Total                                $53,993     $54,577        $12,612      $12,583
      =========================================================================================

     The following table sets forth the maturity distribution and weighted average yields of the investment portfolio at December 31, 2002. The weighted average yields are calculated on the basis of the amortization of premium and accretion of discount.

      Maturity Distribution                  1 Year or     1 Year       5 Years       After
      (Dollars in thousands)                    Less     To 5 Years   To 10 Years   10 Years
                                          ---------------------------------------------------
        U. S. Agency issues                   $    5      $ 1,982      $20,866      $29,472
        Other corporate issues                     -            -            -        1,564
        Federal Reserve Bank stock                 -            -            -          688
                                          ---------------------------------------------------
      Total Maturity Distribution             $    5      $ 1,982      $20,866      $31,724
                                          ===================================================

      Weighted Average Yield
        U. S. Agency issues                     3.45%        4.24%        3.85%        4.53%
        Other corporate issues                     -            -            -         5.00%
        Federal Reserve Bank stock                 -            -            -         6.00%
                                          ---------------------------------------------------
      Total Portfolio Weighted
        Average Yield                           3.45%        4.24%        3.85%        4.59%
                                          ===================================================

Loans

     Net loans consist of total loans, deferred loan fees and the allowance for loan losses and exclude loans held for sale. Net loans were $174.4 million at December 31, 2002, which is an increase of $76.7 million or 78.5% over the December 31, 2001 balance of $97.7 million. Mortgage loans and Small Business loans held for sale were $64.7 million at December 31, 2002 a decrease of $12.7 million or 16.4% over the December 31, 2001 balance of $77.4 million. Millennium increased its efforts to reduce the amount of loans held for sale outstanding to improve liquidity and lower market risk.

     The following table sets forth the composition of Millennium's loan portfolio (including loans held for sale) in dollars at the dates indicated.

                                                       December 31
                                              -------------------------------
                                                   2002             2001
    -------------------------------------------------------------------------
    (Dollars in thousands)
       Mortgage loans                           $167,030         $139,511
       Commercial real estate                     53,391           10,918
       Construction and land loans                 3,926                0
    -------------------------------------------------------------------------
           Total real estate                     224,347          150,429
       Commercial business loans                  15,446           24,614
       Consumer loans                              2,617            1,120
       Overdrafts                                     13              292
    -------------------------------------------------------------------------
           Total loans receivable               $242,423         $176,455
    -------------------------------------------------------------------------
    Less:
       Deferred fees and unearned discounts         (168)             (16)
       Allowance for losses                        3,499            1,391
    -------------------------------------------------------------------------
           Total loans receivable, net          $239,092         $175,080
    =========================================================================

     The growth of our loan portfolio reflects our growth strategy in the mortgage and commercial lending area. At December 31, 2002, we had commercial business loans for all purposes, including commercial real estate and construction, totaling $69.9 million or 39.3% of the total portfolio. Residential mortgage loans were $167.0 million, which represented 68.9% of gross loans. The dollar amount of the Bank's residential mortgage loans has increased dramatically since December 31, 2001. This reflects a decision to emphasize mortgage and commercial lending and to portfolio adjustable rate mortgage loans with interest adjustment periods not to exceed seven years. New conforming fixed-rate mortgage loans are sold in the secondary mortgage market.

     The following table shows the contractual maturity at December 31, 2002. The table reflects the entire unpaid principal balance in the maturity period that includes the final loan payment date, and accordingly, does not give effect to periodic principal repayments or possible prepayments.

                                             Commercial,
                                            Financial and   Real Estate
                                            Agricultural    Construction
                                           ------------------------------
               (Dollars in thousands)

               Within 1 year                   $ 4,937      $ 5,820
                                           ------------------------------
               Variable Rate:
                 1 to 5 years                    4,190        3,057
                 After 5 years                   5,244       36,927
                                           ------------------------------
                 Total                         $ 9,434      $39,984
                                           ------------------------------
               Fixed Rate:
                 1 to 5 years                    1,026        3,938
                 After 5 years                      49        7,575
                                           ------------------------------
                 Total                         $ 1,075      $11,513
                                           ------------------------------

               Total Maturities                $15,446      $57,317
                                           ==============================

     The following table sets forth certain information with respect to the Company's non-accrual, restructured and past due loans for the periods indicated.

                              Non-Performing Assets
                                                                December 31,
                                                           ---------------------
     (Dollars in thousands)                                    2002       2001
       Non-accrual loans                                      $ 588      $   0
       Other real estate owned                                    0          0
                                                           ---------------------
     Total non-performing loans                               $ 588      $   0
                                                           =====================

     Loans past due 90 or more days accruing interest             0          0
     Non-performing loans to total loans, at period end         .23%       .00%

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

     Assets, which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories, but posses potential weaknesses are required to be designated special mention by management. These loans are monitored closely to ensure that there is no further deterioration in the loan. On the basis of management's review of its assets, at December 31, 2002, Millennium had classified $5.5 million of its assets as substandard, $5.5 million as doubtful, and $1.1 million as loss.

     Unless well secured and in the process of collection, Millennium places loans on a non-accrual status after being delinquent greater than 90 days, or earlier in situations in which the loans have developed inherent problems that indicate payment of principal and interest may not be made in full. Whenever the accrual of interest is stopped, previously accrued but uncollected interest income is reversed. Thereafter, interest is recognized only as cash is received after repayment of the entire principal. The loan is reinstated to an accrual basis after it has been brought current as to principal and interest under the contractual terms of the loan and has performed for a period of at least six months. For 2002, there are $548,000 in loans on non-accrual, $72,000 past due. There were no loans on non-accrual, past due or restructured loans at year end 2001. In addition, there was no foreclosed real estate at either period end.

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

Allowance for losses on loans and real estate

     Millennium provides valuation allowances for anticipated losses on loans and real estate when its management determines that a significant decline in the value of the collateral has occurred, and if the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, Millennium also provides reserves based on the dollar amount and type of collateral securing its loans, in order to protect against unanticipated losses. A loss experience percentage is established for each loan type and is reviewed annually. Each month, the loss percentage is applied to the portfolio, by product type, to determine the minimum amount of reserves required. Although management believes that it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used in making the determinations.

         An analysis of the allowance for loan losses, including charge-off activity, is presented below for the periods indicated. The increases in our allowance for loan losses are the result of adjustments that management has made in response to the growth of our loan portfolio and other factors.

                                                       Year Ended
      --------------------------------------------------------------------
                                                       December 31
      --------------------------------------------------------------------
                                                   2002             2001
      --------------------------------------------------------------------
      (Dollars in thousands)
      Balance at beginning of period              $ 1,391        $   466
      Provision charged to operations               3,253          1,020
      Charge-offs:
           Real estate                                217             96
           Consumer                                     0              0
           Commercial                                 971              0
      Recoveries:
           Real estate                                 43              1
           Consumer                                     0              0
           Commercial                                   0              0
      --------------------------------------------------------------------
      Net Charge-offs                               1,145             95
      --------------------------------------------------------------------
      Balance, end of period                      $ 3,499        $ 1,391
      ====================================================================
      Allowance for loan losses to period
           end total loans                           1.44%           .79%
      Allowance for loan losses to
           nonaccrual loans                          6.39%             0%
      Net charge-offs to average loans              .0052%         .0009%

Provision for loan losses

         For the year ended December 31, 2002, the provision for loan losses was $3.3 million compared to $1.0 million for the year ended December 31, 2001. The provision for loan losses is a current charge to earnings to increase the allowance for loan losses. We have established the allowance for loan losses to reflect inherent, probable and known losses in the loan portfolio. Our opinion is that the allowance for loan losses at December 31, 2002 is adequate, based on our internal analysis that the allowance is sufficient to cover any potential losses in our loan portfolio. Although we believe that the allowance is adequate, there can be no assurances that additions to the allowance will not be necessary in future periods, which would adversely affect our results of operations. The allowance for loan losses at December 31, 2002 was $3.5 million or 1.44% of total loans receivable compared to $1.4 million or 0.8% at December 31, 2001. The Bank monitors its loan loss allowance monthly and makes provisions as necessary.

         A breakdown of the allowance for loan losses in dollars and loans in each category to total loans in percentages is provided in the following tables. This table includes loans held for sale because we provide a designated portion of the allowance for loan losses to these loans. Because all of these factors are subject to change, the breakdown does not necessarily predict future loan losses in the indicated categories.

                                 December 31, 2002          December 31, 2001
     ---------------------------------------------------------------------------
                                             Ratio of                  Ratio of
                                             Loans to                  Loans to
                                            Total Gross              Total Gross
                                Allowance      Loans      Allowance     Loans
     ---------------------------------------------------------------------------
     (Dollars in thousands)
     ---------------------------------------------------------------------------

     Mortgage loans               $2,180      92.5%        $   689     85.3%
     Commercial                    1,204       6.4             580     14.0
     Consumer                        115       1.1             122       .7
     Unallocated overdrafts            0       0.0               0      0.0
     ---------------------------------------------------------------------------
          Total                   $3,499     100.0%        $ 1,391    100.0%
     ===========================================================================

Non-Interest Income

     General. Millennium's non-interest income consists primarily of loan fees, net gains on sale of loans and fees and service charges on deposit accounts. Service charges and commissions from Millennium Insurance Services and Millennium Brokerage Services represent less than 1% of total non-interest income as of December 31, 2002. The following table presents information on the sources and amounts of non-interest income.

                                                            Year Ended
                                                           December 31
     ---------------------------------------------------------------------------
     Non Interest Income                          2002      2001         2000
     ---------------------------------------------------------------------------
     (Dollars in thousands)

     Service charges, commissions and fees      $   350   $     94    $     50
     Mortgage banking operations income           2,921      5,138       3,856
     Other income                                   189        164         143
     ---------------------------------------------------------------------------
     Total                                      $ 3,460   $  5,396    $  4,049
     ---------------------------------------------------------------------------

     For the year ended December 31, 2002, non-interest income was $3.5 million, compared to $5.4 million for the year ended December 31, 2001. This decrease resulted primarily from a change in methodology in accounting for gains on sale of loans to a more conservative approach. In addition, there were adjustments associated an unprofitable business venture.

     Mortgage Banking Operations. The principal source of revenue from our mortgage banking operations is income from sales of residential mortgage loans. Net gains from the sale of mortgage loans were $2.9 million for the year ended December 31, 2002, a decrease of $2.2 million over net loan sale gains for the year 2001. The 2002 net gains were adversely impacted by the accounting restatement necessitated by a change in the methodology. In prior years, the anticipated gains for the loans held for sale were accrued into income. At year-end 2002, we did not accrue income for the loans held for sale even though they may have had locked rates.

     Millennium originates fixed rate and adjustable rate residential mortgage loans through its retail branches and operating subsidiaries. In addition, we purchase residential mortgage loans on a limited basis from selected mortgage brokers. In the year ended December 31, 2002, we originated and/or purchased $388.4 million of residential mortgage loans, an increase of $36.4 million over 2001.

     During the year ended December 31, 2002 and the year ended December 31, 2001, Millennium sold $367.4 million and $262.5 million, respectively, of loans and pools of loans.

     The table that follows summarizes residential mortgage loan originations, purchases and sales by type of loan for the periods indicated.

                                                            December 31
---------------------------------------------------------------------------------------------
                                                      2002                      2001
---------------------------------------------------------------------------------------------
(Dollars in thousands)                        Amount    % of Total      Amount     % of Total
---------------------------------------------------------------------------------------------
Mortgage Loans Originated and Purchased
Fixed Rate
  First Mortgage                            $ 276,469       71.18%    $  193,700       55.02%
  Second Mortgage                              65,808       16.94        104,662       29.73

Adjustable Rate
  First Mortgage                               46,142       11.88         53,712       15.25
  Second Mortgage                                   0        0.00              0        0.00
---------------------------------------------------------------------------------------------

Total Residential Mortgage Loans
  Originated and Purchased                  $ 388,419      100.00%    $  352,074      100.00%
---------------------------------------------------------------------------------------------

Mortgage Loans Sold
Fixed Rate
  First Mortgage                            $ 269,404       73.34%    $  130,405       49.68%
  Second Mortgage                              53,839       14.66        114,809       43.74

Adjustable  Rate
  First Mortgage                               44,107       12.00         17,292        6.58
  Second Mortgage                                   0        0.00              0        0.00
---------------------------------------------------------------------------------------------

Total Mortgage Loans Sold                   $ 367,350      100.00%    $  262,506      100.00%
=============================================================================================

     We make mortgage loans through Millennium Bank and its majority owned operating subsidiaries. Each operating subsidiary's loan production consists primarily of loans to consumers acquired through the Internet, direct mail and brokers. In each case the minority shareholder may terminate its relationship with the operating subsidiary on six months notice. Our remaining residential mortgage loan production comes from the Bank.

     We sell residential first and second mortgage loans in the secondary mortgage market to institutional purchasers. Most second mortgage loans and fixed rate first mortgage loans originated or purchased are held for sale. Millennium does not presently originate federally insured or guaranteed mortgage loans or sell loans to government agencies. We do not swap mortgage loans for mortgage backed securities. All loan sales are for cash. When we sell loans we give customary representations and warranties. If we breach those representations and warranties, a buyer of loans can require us to repurchase the loans.

     Mortgage banking activities generally involve risks of loss if secondary mortgage market interest rates increase substantially while a loan is in the "pipeline" (the period beginning with the application to make or the commitment to purchase a loan and ending with the sale of the loan). In order to reduce this interest rate risk, we sell each fixed rate first mortgage loan when the borrower locks in the interest rate on the loan. Millennium sells pools of second mortgage loans to institutional purchasers and will hold closed loans pending delivery to a purchaser. While our policy is to sell all fixed rate second mortgage loans within 30 days of origination, we do accept the risk of changing interest rates while we hold a second mortgage loan. Millennium does not use options, futures or other derivatives to hedge its interest rate risk.

     Our gains on the sale of mortgage loans would generally be limited to those gains resulting from the yield differential between retail mortgage loan interest rates and rates required by secondary market purchasers. A loss from the sale of a loan may occur if interest rates increase between the time we establish the interest rate on a loan and the time the loan is sold, the locked interest rate expires, or the representations and warranties were improperly documented.

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

     We defer fees we receive in loan origination, commitment and purchase transactions kept in the bank's portfolio. Income pertaining to loans held for sale is taken into income at the time the sale of the loan is completed. On a quarterly basis, mortgage loans held for sale are marked to the lower of cost or market value.

Non-Interest Expenses

     For the year ended December 31, 2002, non-interest expenses were $13.7 million, compared to $7.9 million for the year ended December 31, 2001. The increase in the year ended December 31, 2002 compared to December 31, 2001 was due to increased costs associated with the expanded branch network, staffing the mortgage operation, legal fees associated with a lawsuit involving an unprofitable business venture, legal and accounting fees associated with the initial public offering in February and the placement of a Trust Preferred issue in July.

                                                            Year Ended
                                                            December 31
        --------------------------------------------------------------------
        Non Interest Expense                          2002             2001
        --------------------------------------------------------------------
        (Dollars in thousands)
        Salary and benefits                        $ 7,539            $5,045
        Occupancy                                      887               486
        Furniture, equipment & computers             1,009               608
        Marketing fees                                 250               232
        Professional fees                            1,046               194
        Administrative expense                       2,959             1,379
        --------------------------------------------------------------------
        Total                                      $13,690            $7,944
        --------------------------------------------------------------------

Income Taxes

     Millennium recorded income tax benefit in the amount of $1.8 million for the year ended December 31, 2002. For 2001, Millennium recorded income tax expense of $195,000.

     As of December 31, 2002, we have approximately $1.5 million of net deferred tax assets on our books. In addition to federal income taxes the bank pays a Virginia state franchise tax. For the year ended December 31, 2002, the franchise tax was approximately $103,000.

Sources of Funds

Deposits

     Deposits are the principal source of the Bank's funds for use in lending and for other general business purposes. At present, the Bank has employed alternative methods of gathering deposits to fund our mortgage loan operations including brokered deposits. Brokered deposits are deposits that we obtain from other banks through brokers for a fee. Brokered deposits are available in bulk, and they provide a quicker source of funding than traditional core deposits. Additionally, brokered deposits do not require additional spending for marketing or education of employees.

     In addition to deposits, the Bank derives funds from loan repayments, cash flows generated from operations, which includes interest credited to deposit accounts, repurchase agreements entered into with commercial banks and Federal Home Loan Bank of Atlanta advances. Borrowings may be used to compensate for reductions in deposits or deposit-inflows at less than projected levels and have been used on a longer-term basis to support expanded lending activities.

     The Bank attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. We offer statement savings accounts, various checking accounts, various money market accounts, fixed-rate certificates with varying maturities, individual retirement accounts and are expanding to provide more products and services for businesses. The Bank's principal use of deposits is to originate loans and fund investment securities.

     At December 31, 2002, deposits were $258.6 million, an increase of 37.1% from $188.6 million at December 31, 2001. The deposit growth is a reflection of branch office growth, aggressive pricing, increased marketing and other bank consolidation in the Bank's principal market. In order to reduce the overall cost of funds and reduce our reliance on high cost time deposits and short term borrowings as a funding source, management continues to direct extensive marketing efforts towards attracting lower cost transaction accounts. However, there is no assurance that these efforts will be successful, or if successful, will reduce our reliance on time deposits and short term borrowings.

     The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by Millennium at the dates indicated.

                                                           December 31
      -----------------------------------------------------------------------
                                                      2002            2001
      -----------------------------------------------------------------------
      (Dollars in thousands)
      Savings accounts                               $  1,139        $    341
      Demand deposit accounts                          13,912          26,708
      NOW accounts                                      7,889           5,222
      Money market accounts                           142,514          34,875
      CD's less than $100K                             46,142          31,885
      CD's greater than $100K                          46,913          89,536
      -----------------------------------------------------------------------
           Total                                     $258,509        $188,567
      =======================================================================

     The following table contains information pertaining to the average amount and the average rate paid on each of the following deposit categories for the periods indicated.

                                                            For the Year Ended December 31
     ------------------------------------------------------------------------------------------------------
                                                       2002                             2001
     ------------------------------------------------------------------------------------------------------
                                                              Average                          Average
                                              Average           Rate           Average          Rate
                                              Balance           Paid           Balance          Paid
     ------------------------------------------------------------------------------------------------------
     (Dollars in thousands)
     Noninterest bearing
        Demand deposits                      $ 13,307            0.00%        $ 12,592           0.00%
     Interest bearing
        NOW accounts                            6,482            1.53%           3,557           2.81%
        Savings/Money market accounts         110,132            2.97%          19,928           4.23%
        Time deposits                         105,502            4.13%          75,492           5.48%
     ------------------------------------------------------------------------------------------------------
        Total deposits                       $235,423            3.48%        $111,569           5.13%
     ======================================================================================================

     The variety of deposit accounts offered by the Bank has allowed us to be competitive in obtaining funds and has allowed it to respond with flexibility to, although not to eliminate, the threat of disintermediation (the flow of funds away from depository institutions such as banking institutions into direct investment vehicles such as government and corporate securities). The ability of the Bank to attract and maintain deposits, and its cost of funds, has been, and will continue to be, significantly affected by market conditions.

     The following table sets forth the deposit flows of the Bank during the periods indicated.

                                                       Year Ended
                                                      December 31
     -------------------------------------------------------------------------------
                                         2002             2001             2000
     -------------------------------------------------------------------------------
     (Dollars in thousands)
     -------------------------------------------------------------------------------
     Opening balance                    $188,568         $ 71,343         $22,016
     Net deposits                         62,030          111,818          47,131
     Interest credited                     7,912            5,407           2,196
     -------------------------------------------------------------------------------
     Ending balance                     $258,510         $188,568         $71,343
     -------------------------------------------------------------------------------
     Net increase                       $ 69,942         $117,225         $49,327

     ===============================================================================
     Percent increase                       37.1%           164.3%         224.05%
     ===============================================================================

     The following table indicates the amount of the Bank's certificates of deposits by time remaining until maturity as of December 31, 2002.

                                                                       Maturity
-----------------------------------------------------------------------------------------------------------------
                                                  3 Months     Over 3 to    Over 6 to        Over
                                                   or less     6 months     12 months     12 months       Total
-----------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
-----------------------------------------------------------------------------------------------------------------
Certificates of deposit less than $100,000          $ 3,824     $ 2,060      $ 7,962         $32,296      $46,142
Certificates of deposit of $100,000 or more          11,615       7,425        5,118          22,755       46,913
-----------------------------------------------------------------------------------------------------------------
     Total certificates of deposits                 $15,439     $ 9,485      $13,080         $55,051      $93,055
=================================================================================================================

Borrowings

     As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the Federal Home Loan Bank and is authorized to apply for advances from the Federal Home Loan Bank. Each Federal Home Loan Bank credit program has its own interest rate, which may be fixed, or variable, and range in maturity. The Federal Home Loan Bank may prescribe the acceptable uses to which these advances may be put, as well as on the size of the advances and repayment provisions. The advances are collateralized by the Bank's certain investments and mortgage loans. See the Notes to Consolidated Financial Statements for information regarding the maturities and rate structure of the Bank's Federal Home Loan Bank advances. At December 31, 2002 and December 31, 2001, $13,400,000 and $400,000 was outstanding to the Federal Home Loan Bank.

     The Bank's borrowings also include securities sold under agreements to repurchase and federal funds purchased. Securities sold under agreements to repurchase are collateralized with Government Agency securities. Federal funds purchased are generally overnight funds borrowed unsecured. The proceeds are used by the Bank for general corporate purposes. At December 31, 2002 and December 31, 2001, Millennium had $9.3 million and $3.8 million, respectively, of securities sold under agreements to repurchase and federal funds purchased.

     Millennium uses borrowings to supplement deposits when they are available at a lower overall cost to Millennium or they can be invested at a positive rate of return.

     The following tables set forth the maximum month-end balances, average balances and weighted average rates, of Federal Home Loan Bank advances, federal funds purchased, trust preferred securities, and securities sold under agreements to repurchase for the periods indicated.

                                                  2002                   2001
-------------------------------------------------------------------------------
(Dollars in thousands)
-------------------------------------------------------------------------------
Maximum Balance:
   FHLB Advances                                $24,800                 $9,950
-------------------------------------------------------------------------------
   Federal funds purchased                      $11,613                 $6,665
-------------------------------------------------------------------------------
   Trust preferred securities                   $ 8,000                      0
-------------------------------------------------------------------------------
   Securities sold under
     Agreements to repurchase                   $ 1,676                      0
-------------------------------------------------------------------------------

                                                             Weighted                             Weighted
                                          Average            Average             Average           Average
                                          Balance              Rate              Balance            Rate
---------------------------------------------------------------------------------------------------------------
   FHLB Advances                     $       8,140              2.10%           $     4,131            4.50%
---------------------------------------------------------------------------------------------------------------
   Federal funds purchased                   2,620              2.18%                 2,013            4.12%
===============================================================================================================
   Trust preferred securities                4,000              6.07%                     0            0.00%
===============================================================================================================
   Securities sold under
     Agreements to repurchase                  872               .46%                   782            1.92%
===============================================================================================================

     The following table sets forth the balances of Millennium's short-term borrowings at the dates indicated.

                                                                     December 31
        ----------------------------------------------------------------------------------
                                                             2002                  2001
        ----------------------------------------------------------------------------------
        (Dollars in thousands)
        ----------------------------------------------------------------------------------
        FHLB advances                                      $13,000              $       0
        Securities sold under agreements to repurchase         407                      0
        ----------------------------------------------------------------------------------
        Fed Funds Purchased                                  8,936                  2,640
        ==================================================================================
            Total short-term borrowings                    $22,343              $   2,640
        ==================================================================================
        Weighted average interest rate of short-term
           FHLB advances                                      1.97%                  0.00%
        Weighted average interest rate of securities
           sold under agreements to repurchase                 .75%                  0.00%
        Weighted average interest rate of
           federal funds purchased                            1.40%                  6.48%
        ==================================================================================

Liquidity and Capital Resources

     Liquidity is the ability to meet present and future financial obligations either through the sale of existing assets or the acquisition of additional funds through asset and liability management. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As a result of the Bank's management of liquid assets and the ability to generate liquidity through increasing deposits, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

     The Bank's primary sources of funds are deposits, borrowings, prepayments and maturities of outstanding loans and investments, and loan sales. While scheduled payments from the amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Excess funds are invested in overnight deposits to fund cash requirements experienced in the normal course of business. The Bank has been able to generate sufficient cash through its deposits as well as borrowings.

     For the year ended December 31, 2002, net cash used by operating activities was $13.1 million, compared to $40.7 million used for the year ended December 31, 2001. Investing activities used approximately $113.6 million for the year ended December 31 2002, which resulted from a net increase in loans of approximately $25.0 million, increase in investment securities purchases of $52.3 million, and increases in investment securities sales and paydowns of $16.4 million. For the year ended December 31, 2001 investing activities used $71.9 million, which was a result of a net increase in loans of approximately $26.3 million, net paydown of investment securities of $4.0 million, net investment securities purchases of $6.3 million, and purchases of office properties and equipment of approximately $1.5 million.

     Millennium uses its sources of funds primarily to meet operating needs and to fund deposit withdrawals and loan commitments. At December 31, 2002, and December 31, 2001 and 2000 total approved loan commitments were $20.3 million, $5.1 million and $1.8 million respectively. In addition, at December 31, 2002, and December 31, 2001 and 2000, commitments under unused lines of credit were $20.2 million, $7.5 million and $5.9 million, respectively. Certificates of deposit scheduled to mature in one year or less at December 31, 2002, totaled $24.9 million.

     At December 31, 2002, we had a borrowing limit of $32.5 million with the Federal Home Loan Bank. Our outstanding borrowings from the Federal Home Loan Bank totaled $13.4 at December 31, 2002, which leaves an additional borrowing capacity of $19.1 million provided we have sufficient collateral. In October 2001, the Federal Home Loan Bank increased our borrowing limit to 15% of total assets, which would represent a limit of $30.8 million based on our assets at December 31, 2001. We also have two lines of credit with the Community Bankers Bank in Virginia in the amounts of $8.7 million secured and $8.7 million unsecured. Our outstanding borrowings from the Community Bankers Bank totaled $8.9 million at December 31, 2002, with remaining available lines of credit of $8.5 million. In addition, unpledged securities can be used to collaterize repurchase agreements with other banks.

     Management intends to fund anticipated loan closings and operating needs during 2003 through cash on hand, brokered deposits, proceeds from the sale of loans, cash generated from operations and anticipated increases in deposits. Current and anticipated marketing programs will be primarily targeted at the attraction of lower cost transaction accounts. Concurrent with the strategies employed to attract these accounts, management plans to gradually reduce the rate paid on time deposits in comparison to the competition. However, the pricing of time deposits will be balanced against upcoming maturities to ensure that liquidity is not adversely impacted by a large run-off of time deposits.

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

     Millennium Bankshares and Millennium Bank, N.A. are subject to regulatory capital requirements of the Federal Reserve. At December 31, 2002, Millennium exceeded all such regulatory capital requirements as shown in the following table.

                                                           December 31, 2002
                                                 Millennium Bankshares      Millennium
                                                      Corporation           Bank, N.A.
----------------------------------------------------------------------------------------
(Dollars in thousands)
----------------------------------------------------------------------------------------
Tier 1 Capital:
Common Stock                                          $  18,222              $  12,300
Capital Surplus                                               0                 12,300
Cumulative Preferred Securities/(1)/                          0                      0
Retained Earnings(loss)                                  (3,105)                (2,868)
Additions to Tier 1 capital/(3)/                          3,779                      0
Disallowed intangible assets                                                         0
----------------------------------------------------------------------------------------
Total Tier 1 Capital                                  $  18,896              $  21,732
----------------------------------------------------------------------------------------

Tier 2 Capital:
Allowance for loan losses/(2)/                            2,404                  2,404
Cumulative Preferred Securities                           4,469                      0
Unrealized gains on available for sale
  securities includible in Tier 2 capital                    12                     12
Total Tier 2 Capital                                      6,885                  2,430
----------------------------------------------------------------------------------------
Total Risk Based Capital                              $  25,781              $  24,162
Risk Weighted Assets                                  $ 191,249              $ 191,203

Capital Ratios:
Tier 1 leverage ratio                                      6.07%                  7.00%
Total 1 risk-based capital ratio                           9.88%                 11.37%
Total risk-based capital ratio                            13.48%                 12.64%
========================================================================================

/(1)/  Limited to 1/3 of core capital.
/(2)/  Limited to 1.25% of risk weighted assets.
/(3)/  Limited to 25% of Tier 2 capital before adjustment

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

     These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

     .    Continued levels of loan quality and origination volume;
     .    Interest rate fluctuations and other economic conditions;
     .    Competition in product offerings and product pricing;
     . Continued relationships with major customers; o Future laws and regulations; and
     . Other factors, including those matters discussed in this section and the "Risk Factors" section of our prospectus dated January 31, 2002, which was filed with the SEC as part of a Registration Statement on Form SB-2.

     Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward looking statements. In addition, our past results of operations do not necessarily indicate our future results.

ITEM 7.  FINANCIAL STATEMENTS

     The following financial statements are filed as a part of this report following Item 14 below:

     Independent Auditors' Report
     Consolidated Balance Sheets as of December 31, 2002 and 2001
     Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000
     Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2002 and 2001
     Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000
     Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the headings "Election of Directors," "Executive Officers Who Are Not Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the headings "Director Compensation," "Executive Compensation," "Stock Options," and "Employment

Agreements" in our Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the headings "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in our Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

     The following table sets forth information as of December 31, 2002, with respect to compensation plans under which shares of the Company's Common Stock are authorized for issuance.

                                                                                               Number of Securities
                                  Number of Securities to Be        Weighted Average           Remaining Available
                                   Issued upon Exercise of         Exercise Price of           for Future Issuance
                                     Outstanding Options,         Outstanding Options,             Under Equity
Plan Category                        Warrants and Rights          Warrants and Rights          Compensation Plans /1/
                                     -------------------          -------------------          ----------------------
Incentive Stock Option Plan                797,082                        $5.33                       202,918

Equity Compensation Plans Not
Approved by Shareholders/2/                     --                           --                            --

Total                                      797,082                        $5.33                       202,918

_____________
/1/ Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.
/2/ The Company does not have any equity compensation plans that have not been approved by shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the heading "Transactions with Management" in our Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a) Exhibits.

         3.1 Articles of Incorporation (restated in electronic format), attached as Exhibit 3.1 to the Registration Statement on Form SB-2, as amended, Registration No. 333-72500, filed with the Commission on October 30, 2001 (the "Form SB-2"), incorporated herein by reference.

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

              10.2 Form of Employee Stock Option of Millennium Bankshares Corporation, attached as Exhibit 10.2 to the Form SB-2, incorporated herein by reference.

              10.3 Millennium Bankshares Corporation Incentive Stock Option Plan, attached as Exhibit 4.3 to the Registration Statement on Form S-8, Registration No. 333-101076, filed with the Commission on November 7, 2002, incorporated herein by reference.

              10.4 Executive Employment Agreement between Millennium Bankshares Corporation and Janet A. Valentine, dated July 29, 2002, attached as Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the period ended September 30, 2002, incorporated herein by reference.

              10.6 Severance Agreement and Release between Millennium Bankshares Corporation and Thomas J. Chmelik, dated August 19, 2002, attached as Exhibit 10.2 to the Quarterly Report on Form 10-QSB for the period ended September 30, 2002, incorporated herein by reference.

              10.7 Employment Agreement between Millennium Bank and Anita L. Shull, dated July 29, 2002.

              21    List of Subsidiaries.

              23.1  Consent of Thompson, Greenspon & Co., P.C.

              99.1  Statement of Chief Executive Officer Pursuant to 18 U.S.C.
                    Section 1350.

              99.2  Statement of Chief Financial Officer Pursuant to 18 U.S.C.
                    Section 1350.


ITEM 14. CONTROLS AND PROCEDURES

               The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, including, without limitation, those controls and procedures designed to ensure that such information is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosures.

               Within the 90 day period prior to the filing of this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on and as of the date of such evaluation, these officers concluded that the Company's disclosure controls and procedures were effective.

          The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. There have been no significant changes to this system of internal controls or in other factors that could significantly affect those controls subsequent to the date of the Company's evaluation.

                        MILLENNIUM BANKSHARES CORPORATION

                           DECEMBER 31, 2002 AND 2001

                        MILLENNIUM BANKSHARES CORPORATION

                                FINANCIAL REPORT
                           DECEMBER 31, 2002 AND 2001

                                    CONTENTS

                                                                                       Page
                                                                                       ----
INDEPENDENT AUDITORS' REPORT ON THE CONSOLIDATED
    FINANCIAL STATEMENTS                                                                 F-1


FINANCIAL STATEMENTS

    Consolidated Balance Sheets                                                          F-2

    Consolidated Statements of Income                                                    F-3

    Consolidated Statements of Changes in Stockholders' Equity                           F-4

    Consolidated Statements of Cash Flows                                                F-5

    Notes to Consolidated Financial Statements                                    F-6 - F-24

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Millennium Bankshares Corporation
Reston, Virginia

     We have audited the accompanying consolidated balance sheets of Millennium Bankshares Corporation as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Millennium Bankshares Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

                                             /s/ Thompson, Greenspon & Co., P.C.

Fairfax, Virginia
February 28, 2003

                        MILLENNIUM BANKSHARES CORORATION

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                    (Dollars in Thousands, except Share Data)

                                                                                      2002            2001
                                                                                   ----------     ------------
                  ASSETS

Cash and due from banks                                                            $    4,959     $        756
Federal funds sold                                                                         55            9,714
Investment securities, available for sale                                              54,577           12,582
Loans held for sale                                                                    64,741           77,426
Loans receivable, net                                                                 174,351           97,654
Bank premises and equipment, net                                                        3,039            2,344
Accrued interest receivable                                                             1,220            1,024
Other assets                                                                            3,399            4,025
                                                                                   ----------     ------------

Total Assets                                                                       $  306,341     $    205,525
                                                                                   ==========     ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
    Deposits
        Demand                                                                     $   13,912     $     26,708
        NOW accounts                                                                    7,889            5,222
        Savings and money market                                                      143,653           35,216
        Time deposits                                                                  93,055          121,421
                                                                                   ----------     ------------
             Total Deposits                                                           258,509          188,567

    Federal funds purchased and repurchase agreements                                   9,343            2,640
    Advances from Federal Home Loan Bank                                               13,400              400
    Trust preferred capital securities                                                  8,000                -
    Accrued interest payable                                                              623              732
    Other accrued expenses                                                                964            1,661
                                                                                   ----------     ------------
                  Total Liabilities                                                   290,839          194,000
                                                                                   ----------     ------------

Stockholders' Equity
    Common stock, $5 par value; authorized 10,000,000 shares;
        issued and outstanding 3,531,778 in 2002, 2,247,978 in 2001                    17,659           11,240
    Paid-in capital                                                                       599                -
    Accumulated other comprehensive income (loss)                                         385              (20)
    Retained earnings (deficit)                                                        (3,141)             305
                                                                                   ----------     ------------
                  Total Stockholders' Equity                                           15,502           11,525
                                                                                   ----------     ------------

Total Liabilities and Stockholders' Equity                                         $  306,341     $    205,525
                                                                                   ==========     ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        MILLENNIUM BANKSHARES CORORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                    (Dollars in Thousands, except Share Data)

                                                                   2002           2001           2000
                                                               ------------   ------------   ------------
Interest Income
    Interest and fees on loans                                 $     14,664   $      9,516   $      4,952
    Interest on investment securities                                 1,746            372            341
    Interest on federal funds sold                                       60            156             37
                                                               ------------   ------------   ------------
                  Total Interest Income                              16,470         10,044          5,330
                                                               ------------   ------------   ------------

Interest Expense
    Interest on deposits                                              7,728          5,072          2,201
    Interest on federal funds purchased and
        repurchase agreements                                            61             83            197
    Interest on advances from Federal Home Loan Bank                    171            186            325
    Interest on trust preferred securities                              246              -              -
                                                               ------------   ------------   ------------
                  Total Interest Expense                              8,206          5,341          2,723
                                                               ------------   ------------   ------------

                  Net Interest Income                                 8,264          4,703          2,607

Provision for Possible Loan Losses                                    3,253          1,020            305
                                                               ------------   ------------   ------------

                  Net Interest Income after Provision
                      for Possible Loan Losses                        5,011          3,683          2,302

Other Income
    Gain on sale of loans                                             1,039          3,698          2,290
    Loan fees                                                         2,049          1,442          1,566
    Service charges on deposits                                          62             80             50
    Other service charges                                                93             56             33
    Gain on sale of securities                                           41              -              -
    Other income                                                        176            120            110
                                                               ------------   ------------   ------------
                                                                      8,471          9,079          6,351
                                                               ------------   ------------   ------------

Operating Expenses
    Officers and employee compensation                                7,539          5,045          3,456
    Occupancy and equipment expense                                   1,896          1,094            639
    Marketing, promotion and advertising expenses                       250            232            764
    Other operating expenses                                          4,005          1,573            949
                                                               ------------   ------------   ------------
                  Total Operating Expenses                           13,690          7,944          5,808
                                                               ------------   ------------   ------------

Income (Loss) before Income Taxes                                    (5,219)         1,135            543

Provision for Income Taxes                                           (1,773)           195              -
                                                               ------------   ------------   ------------

Net Income (Loss)                                              $     (3,446)  $        940   $        543
                                                               ============   ============   ============

Earnings (loss) per common share
    Basic                                                      $      (1.00)  $       0.46   $      0.33
    Diluted                                                    $      (1.00)  $       0.38   $      0.33

Weighted average shares outstanding
    Basic                                                         3,456,674      2,066,512      1,653,280
    Diluted                                                       3,456,674      2,469,998      1,653,280

The Notes to Consolidated Financial Statements are an integral part of these statements.

                       MILLENNIUM BANKSHARES CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                    (Dollars in Thousands except Share Data)

                                                          Paid                      Accumulated
                                  Number                   in       Retained    Other Comprehensive               Comprehensive
                                Of Shares   Par Value    Capital     Deficit      Income (Deficit)     Totals         Income
                                ----------  ----------  ----------  ----------  -------------------  ----------   -------------
Balance, December 31, 1999       1,653,280  $    8,266  $        -  $   (1,175)     $      (95)      $    6,996   $           -

Change in other comprehensive
    income (loss)                        -           -           -           -              94               94              94

Net income                               -           -           -         543               -              543             543
                                ----------  ----------  ----------  ----------      ----------       ----------   -------------

Balance, December 31, 2000       1,653,280       8,266           -        (632)             (1)           7,633   $         637
                                                                                                                  =============

Sale of common stock               594,698       2,974           -          (3)              -            2,971               -

Change in other comprehensive
    income (loss)                        -           -           -           -             (19)             (19)            (19)

Net income                               -           -           -         940               -              940             940
                                ----------  ----------  ----------  ----------      ----------       ----------   -------------

Balance, December 31, 2001       2,247,978      11,240           -         305             (20)          11,525   $         921
                                                                                                                  =============

Sale of common stock, net        1,437,500       7,188         772           -               -            7,960               -

Change in other comprehensive
    income (loss)                        -           -           -           -             405              405             405

Repurchase of common stock        (153,700)       (769)       (173)          -               -             (942)              -

Net loss                                 -           -           -      (3,446)              -           (3,446)         (3,446)
                                ----------  ----------  ----------  ----------      ----------       ----------   -------------

Balance, December 31, 2002       3,531,778  $   17,659  $      599  $   (3,141)     $      385       $   15,502   $      (3,041)
                                ==========  ==========  ==========  ==========      ==========       ==========   =============

The Notes to Consolidated Financial Statemes are an integral part of these statements.

                        MILLENNIUM BANKSHARES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                             (Dollars in Thousands)

                                                                     2002         2001         2000
                                                                   ---------    ---------    ---------
Cash Flows from Operating Activities
    Net income (loss)                                              $  (3,446)   $     940    $     543
    Noncash items included in net income (loss)
        Depreciation and amortization                                    864          534          292
        Provision for loan losses                                      3,253        1,020          305
        Amortization of security premiums and accretion
           of discounts, net                                             342          120           43
        Realized gain on sale of securities available
           for sale                                                      (41)           -            -
        Loss on disposal of assets                                        24            -            -
        (Increase) decrease in
          Loans held for sale, net                                    12,685      (42,783)     (27,068)
          Accrued interest receivable                                   (196)        (407)        (455)
          Other assets                                                   626       (2,017)      (1,537)
        Increase (decrease) in
          Accrued interest payable                                      (109)         465          248
          Other accrued expenses                                        (907)       1,443          167
                                                                   ---------    ---------    ---------
                  Net Cash Provided (Used) by
                      Operating Activities                            13,095      (40,685)     (27,462)
                                                                   ---------    ---------    ---------

Cash Flows from Investing Activities
    Decrease (increase) on federal funds sold                          9,659       (9,668)       6,400
    Increase in loans receivable, net                                (79,950)     (54,997)     (28,715)
    Purchase of securities available for sale                        (62,115)      (9,823)      (3,533)
    Sales of securities available for sale                            11,753            -            -
    Paydown of securities available for sale                           8,681        4,000          461
    Payments for the purchase of property                             (1,645)      (1,451)        (687)
    Proceeds from disposal of property                                    62            -            -
                                                                   ---------    ---------    ---------
                  Net Cash Used by Investing
                      Activities                                    (113,555)     (71,939)     (26,074)
                                                                   ---------    ---------    ---------

Cash Flows from Financing Activities
    Proceeds from issuance of common stock                             7,960        2,970            -
    Proceeds used to reacquire common stock                             (942)           -            -
    Net increase in deposits                                          69,942      117,225       49,327
    Proceeds from FHLB borrowings                                     13,000            -            -
    Proceeds from trust preferred capital securities                   8,000            -            -
    Net increase (decrease) in federal funds purchased
        and repurchase agreements                                      6,703       (6,991)       3,242
                                                                   ---------    ---------    ---------
                  Net Cash Provided by Financing
                      Activities                                     104,663      113,204       52,569
                                                                   ---------    ---------    ---------

Net Increase (Decrease) in Cash and Due from Banks                     4,203          580         (967)

Cash and Due from Banks, beginning of year                               756          176        1,143
                                                                   ---------    ---------    ---------

Cash and Due from Banks, end of year                               $   4,959    $     756    $     176
                                                                   =========    =========    =========
Noncash Investing Activities

    Unrealized gain (loss) on securities available for sale, net   $     405    $     (19)   $     (94)
                                                                   =========    =========    =========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        MILLENNIUM BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Significant Accounting Policies

     The accompanying consolidated financial statements include the accounts of the Millennium Bankshares Corporation (the Corporation) and its subsidiaries: Millennium Bank, N.A., Millennium Capital Trust I, Millennium Brokerage Services, Inc., Millennium e-Banking Solutions, L.L.C., and Millennium Insurance Services, Inc. All significant intercompany accounts and transactions have been eliminated.

     Millennium Bank, N.A., (the Bank) is a federally chartered national bank and is subject to regulation by the Office of the Comptroller of the Currency (OCC). The principal activities of the Bank are to attract deposits and originate loans. Millennium Capital, Inc., a wholly-owned subsidiary of the Bank conducts mortgage banking, as permitted by applicable regulations, for nationally chartered banks. The Bank is engaged in the general business of banking, aimed at serving individuals, small and medium sized businesses and the professional communities of Reston, Herndon, Fairfax, Richmond and Colonial Heights, Virginia. The Bank conducts full-service banking operations from its branch and headquarters located in Reston, Virginia. Millennium Brokerage Services, Inc., provides a full range of investment services and products to Bank customers and the professional community.

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

     The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

                         MILLENNIUM BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Investment Securities

     Debt securities are classified as held-to-maturity when the Bank has the positive intent and ability to hold the securities to maturity. Securities held-to-maturity are carried at amortized cost. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

     Debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale. Securities available-for-sale are carried at fair value with unrealized gains and losses reported in other comprehensive income. Realized gains (losses) on securities available-for-sale are included in other income (expense). Gains and losses on sales of securities are determined on the specific-identification method.

     Loans Held for Sale

     Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealizable losses, if any, are recognized through a valuation allowance by charges to income.

     Loans and Loan Fees

     Loans are stated at the principal amount outstanding, less the allowance for loan losses and net deferred loan fees and unearned discounts. Interest on loans is generally computed using the simple interest method.

     Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on non-accrual status.

     The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days past due. In all cases, loans are placed on non-accrual status or charged off at an earlier date if collection of principal or interest is considered doubtful.

     All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

                        MILLENNIUM BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Allowance for Loan Losses

     The allowance for loan losses is maintained at a level, which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Past due status is determined based on contractual terms.

     Federal Home Loan Bank Stock

     Millennium, as a member of the Federal Home Loan Bank (FHLB) of Atlanta, is required to hold shares of capital stock in the FHLB in an amount equal to at least 1 percent of the aggregate principal amount of its residential mortgage loans or 5 percent of its borrowings from the FHLB, whichever is larger. This investment is recorded at cost. The amount of FHLB stock was $1,505,000, $631,000, and $631,000 at December 31, 2002, 2001 and 2000,
     respectively, and was included in investment securities, available-for-sale in the consolidated balance sheets.

     Bank Premises and Equipment

     Premises and equipment are stated at cost, less accumulated depreciation and amortization. Leasehold improvements are amortized over the asset life using the straight-line method. Furniture and equipment are depreciated over estimated useful lives of three and seven years using the straight-line method. The Bank depreciates furniture and equipment using accelerated methods for income tax reporting.

     Expenditures for maintenance, repairs, and improvements which do not materially extend the useful lives of property and equipment are charged to earnings. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and the effect is reflected in current earnings.

     Leases which meet certain specified criteria are accounted for as capital assets and liabilities, and those not meeting the criteria are accounted for as operating.

                       MILLENNIUM BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Stockholders' Equity

         The Corporation held it's first public offering in February, 2002. Cost related to the public offering totaled $665,000, resulting in net capital proceeds of $7,960,000.

         Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank's capital stock and surplus on a secured basis.

         At December 31, 2002, the Bank had no retained earnings available for the payment of dividends and no funds available for loans or advances by the Bank to the Corporation.

         Income Taxes

         Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

         The Bank pays state franchise tax in lieu of state income taxes.

         Income per Common Share

         Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate to outstanding stock options and warrants, and are determined using the treasury stock method.

         Statements of Cash Flows

         The Corporation considers all cash and amounts due from depository institutions, excluding Federal Funds sold, to be cash equivalents for purposes of the statements of cash flows.

         Cash paid for interest was $8,314,000, $4,876,000, and $2,478,000 and cash paid for income taxes was $520,000, $-0-, and $-0- for the years ended December 31, 2002, 2001 and 2000, respectively.

                       MILLENNIUM BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

2.   SECURITIES AVAILABLE FOR SALE

         The amortized cost and approximate market value of securities available for sale as shown in the balance sheets of the Bank are as follows:

                                                                           (Dollars in Thousands)
                                                                       Gross             Gross         Approximate
                                                    Amortized        Unrealized       Unrealized          Market
                                                      Cost             Gains            Losses            Value
                                                    ---------        ----------       ----------       -----------
         December 31, 2002
             U.S. Government and
                 Agency Securities                  $  51,742        $      715       $     (132)      $    52,325
             Equity securities                          2,252                 -                -             2,252
                                                    ---------        ----------       ----------       -----------
                                                    $  53,994        $      715       $     (132)      $    54,577
                                                    =========        ==========       ==========       ===========

                                                                       Gross             Gross         Approximate
                                                    Amortized        Unrealized       Unrealized          Market
                                                      Cost             Gains            Losses            Value
                                                    ---------        ----------       ----------       -----------
          December 31, 2001:
             U.S. Government and
                 Agency Securities                  $  11,748        $        -       $      (30)      $    11,718
             Equity securities                            864                 -                -               864
                                                    ---------        ----------       ----------       -----------
                                                    $  12,612        $        -       $      (30)      $    12,582
                                                    =========        ==========       ==========       ===========

         The scheduled maturities of U.S. Government and Agency securities available for sale at December 31, 2002 were as follows:

                                                                                      (Dollars in Thousands)
                                                                                                       Approximate
                                                                                      Amortized           Market
                                                                                        Cost              Value
                                                                                      ---------        -----------
                 One year or less                                                     $       5        $         5
                 After one year through five years                                        1,952              1,982
                 After five years through ten years                                      20,756             20,866
                 After ten years                                                         29,029             29,472
                                                                                      ---------        -----------
                                                                                      $  51,742        $    52,325
                                                                                      =========        ===========

         Investment securities with a carrying amount of $35,382,000 and $5,294,000 at December 31, 2002 and 2001, respectively, were pledged as collateral on Federal Home Loan Bank and Community Bankers Bank advances and for other purposes as required or permitted by law.

                       MILLENNIUM BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

3. LOANS RECEIVABLE

         Loans receivable include the following at December 31:

                                                   (Dollars in Thousands)
                                                     2002          2001
                                                   ---------    ---------

                 Real estate loans
                     Mortgage                      $ 102,289    $  62,085
                     Commercial                       53,391       10,918
                     Construction                      3,926            -
                                                   ---------    ---------
                         Total real estate loans     159,606       73,003
                 Commercial                           15,446       24,614
                 Consumer                              2,617        1,120
                 Overdrafts                               13          292
                                                   ---------    ---------
                      Subtotal                       177,682       99,029
                 Provision for loan losses            (3,499)      (1,391)
                 Deferred loan costs                     168           16
                                                   ---------    ---------
                      Totals                       $ 174,351    $  97,654
                                                   =========    =========

         An analysis of the allowance for possible loan losses is as follows at December 31:

                                                   (Dollars in Thousands)
                                                     2002         2001
                                                   ---------    ---------
                Balance beginning of period        $   1,391    $     466
                Provision for loan losses              3,253        1,020
                Loans charged to reserve              (1,188)         (96)
                Recoveries credited to reserve            43            1
                                                   ---------    ---------
                     Totals                        $   3,499    $   1,391
                                                   =========    =========

         Total mortgage loans pledged as collateral for Federal Home Loan Bank advances were $-0- and $15,733,000 at December 31, 2002 and 2001, respectively.

         The Bank has entered into transactions with certain directors, executive officers, and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 2002 was $9,382,000. During 2002, new loans made to such related parties amounted to $3,062,000 and payments amounted to $938,000.

4. PREMISES AND EQUIPMENT

         Premises and equipment include the following at December 31:

                                                                                (Dollars in Thousands)
                                                                  2002                   2001              2000
                                                                ---------             ----------         ---------
                 Furniture and equipment                        $   4,137             $    2,754         $   1,512
                 Leasehold improvements                               710                    534               325
                                                                ---------             ----------         ---------
                                                                    4,847                  3,288             1,837
                 Less accumulated depreciation                     (1,808)                  (944)             (410)
                                                                ---------             ----------         ---------
                                                                $   3,039             $    2,344         $   1,427
                                                                =========             ==========         =========

                        MILLENNIUM BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

4. PREMISES AND EQUIPMENT (continued)

         Depreciation of premises and equipment charged to expense amounted to $864,000, $534,000, and $292,000 in 2002, 2001, and 2000, respectively.

5. DEPOSITS

         Deposits consist of the following at December 31:

                                                                      (Dollars in Thousands)
                                                 Weighted                            Weighted
                                                  Average                            Average
                                               Interest Rate         2002         Interest Rate          2001
                                               -------------     -------------    -------------      ------------
                 Non-interest bearing
                     demand deposits                    0.00%    $      13,912             0.00%     $     26,708
                 Now accounts                           2.90%            7,889             4.04%            5,222
                 Savings deposits                       1.59%          143,653             2.21%           35,216
                 Time deposits                          4.13%           93,055             5.48%          121,421
                                               -------------     -------------    -------------      ------------
                      Total                                      $     258,509                       $    188,567
                                                                 =============                       ============

         Time certificates of deposit in denominations of $100,000 or more totaled $46,912,000 in 2002 and $89,536,000 in 2001. Certificates of
         deposit mature as follows at December 31:

                                                                                         (Dollars in Thousands)
                                                                                                  2002
                                                                                                --------
                 2003                                                                           $ 38,074
                 2004                                                                             13,130
                 2005                                                                             11,484
                 2006                                                                             11,394
                 2007                                                                             17,665
                 2008 and thereafter                                                               1,308
                                                                                                --------
                      Total                                                                     $ 93,055
                                                                                                ========

         The Bank held related party deposits of approximately $4,231,000 and $6,159,000 at December 31, 2002 and 2001, respectively.

6. BORROWINGS

         The Corporation had borrowings outstanding as follows:

                                                                                 (Dollars in Thousands)
                                                   Interest
                                                     Rate          Maturity              2002            2001
                                                  ----------    ---------------        --------         -------
                 December 31, 2002:
                 ----------------------
                 Federal Home Loan Bank                 1.83%    Feb. 10, 2003         $ 13,000         $     0
                 Federal Home Loan Bank                 6.48%    May 27, 2005               400             400
                 Federal funds purchased                1.38%    Demand                   8,936           2,640
`                Repurchase agreements                   .50%    Demand                     407               0
                                                                                       --------         -------
                                                                                       $ 22,743         $ 3,040
                                                                                       ========         =======

                        MILLENNIUM BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

6. TRUST PREFERRED CAPITAL SECURITIES

         On June 27, 2002, Millennium Capital Trust I, a subsidiary of the Corporation, was formed for the purpose of issuing redeemable trust preferred securities and purchasing the Corporation's junior subordinated debentures, which are its sole assets. The Corporation owns all of the Trust's outstanding common securities. On July 11, 2002, $8,000,000 of the trust preferred securities were issued in a pooled underwriting totaling approximately $450,000. The securities have a LIBOR-indexed floating rate of interest which is set and payable on a quarterly basis. During 2002, the interest rates ranged from 5.79% to 5.00%. The securities have a maturity date of July, 2032, and are subject to varying call provisions beginning July 2007.

         The Securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25 percent of Tier 1 capital. The portion of the Securities not considered as Tier 1 capital will be included in Tier 2 capital. The Corporation and the Trust believe that, taken together, the Corporation's obligations under the junior subordinated debentures, the Indenture, the Trust declaration and the Guarantee entered into in connection with the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Corporation of the Trust's obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Corporation may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related trust preferred securities.

7. INCOME TAXES

         The provision for income taxes consists of the following:

                                                                (Dollars in Thousands)
                                                                2002      2001     2000
                                                              --------   ------   ------
             Current provision (benefit)                      $   (470)  $  501   $    0
             Deferred provision (benefit)                       (1,303)    (306)       0
                                                              --------   ------   ------
             Total provision (benefit) for income taxes       $ (1,773)  $  195   $    0
                                                              ========   ======   ======

         Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items, such as the net operating loss carryforward, allowance for loan losses and loan fees, are recognized in different periods for financial reporting and tax return purposes. A valuation allowance has not been established for deferred tax assets. Realization of the deferred tax assets is dependent on generating sufficient taxable income. Although realization is not assured management believes it is more likely than not that all of the deferred tax asset will be realized.

                        MILLENNIUM BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

8. INCOME TAXES (continued)

         Net deferred tax assets are comprised of the following at December 31:

                                                                                      (Dollars in Thousands)
                  Deferred Source                                                      2002            2001
                  ---------------                                                    --------        --------
                  Net operating loss carryforward                                    $    836        $      -
                  Start-up costs                                                           15              24
                  Loan loss reserve                                                       956             372
                  Unearned loan fees                                                      (67)             (6)
                  Depreciation                                                           (134)            (87)
                                                                                     --------        --------
                           Gross deferred tax assets (liability)                        1,606             303
                  Allowance                                                                 -               -
                                                                                     --------        --------
                           Net deferred tax asset                                    $  1,606        $    303
                                                                                     ========        ========

         The provisions for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory Federal income tax rate to pretax income as a result of the following differences:

                                                                                      2002             2001
                                                                                     --------        --------
                  Statutory Federal income tax rate                                        34%             34%

                  Change in deferred tax asset valuation allowance                          -             (17)
                                                                                     --------        --------
                  Effective tax rate                                                       34%             17%
                                                                                     ========        ========

9.  REGULATORY MATTERS

         The Corporation and the Bank's primary supervisory agencies are the Federal Reserve and Office of the Comptroller of Currency (OCC). The supervisory agencies have mandated certain minimum capital standards for the industry. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") outlines various levels of capital adequacy for the industry.

         Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Corporation and the Bank's financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation and the Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                        MILLENNIUM BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

9.  Regulatory Matters (continued)

         Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations) and of Tier I capital to adjusted total assets (as defined). To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.

         The Corporation's actual capital amounts and ratios are as follows:

                                                              (Dollar Amounts in Thousands)
                                                                             Minimum               Minimum
                                                                             Capital             To be Well
                                              Actual                       Requirement           Capitalized
                                              Amount        Ratio        Amount     Ratio       Amount    Ratio
                                             --------       -----       --------    -----      --------   -----
         As of December 31, 2002
             Total Capital
                 (to risk-weighted assets)   $ 25,781       13.48%       $15,300     8.00%     $ 19,125   10.00%
             Tier I Capital
                 (to risk-weighted assets)     18,896        9.88          7,650     4.00        11,475    6.00
             Tier I Capital
                 (to average assets)           18,896        6.07         12,450     4.00        15,562    5.00

         As of December 31, 2001
             Total Capital
                 (to risk-weighted assets)     12,946       10.02         10,333     8.00        12,917   10.00
             Tier I Capital
                 (to risk-weighted assets)     11,555        8.95          5,167     4.00         7,750    6.00
             Tier I Capital
                 (to average assets)           11,555        7.83          5,900     4.00         7,375    5.00

         As a result of the OCC's March 2002 examination findings, the Bank was notified that it is considered to be in less than satisfactory condition as defined by regulation 12 C.F.R 5.51. The OCC issued to the Corporation and the Bank, a "Memorandum of Understanding (MOU)", which requires the Corporation and the Bank to provide the OCC with advance notice of at least 90 days before it makes any changes in regards to its Board of Directors and executive officers, or changes the responsibilities of any executive officer position.

                        MILLENNIUM BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

10. OPERATING LEASES

         The Bank leases its corporate headquarters and most of its branch facilities under non-cancelable lease agreements. Most of these leases provide for the payment of property taxes and other costs by the Bank and include one or more renewal options ranging up to ten years.

         The following are the future minimum lease payments at December 31, 2002:

                             (Dollars in Thousands)
          Years ending December 31,
          -------------------------
                 2003                                     $     246
                 2004                                           251
                 2005                                           256
                 2006                                           225
                 2007                                           115
                 2008 and thereafter                             88
                                                          ---------
                     Total                                $   1,181
                                                          =========

         Rent expense amounted to $597,000, $306,000, and $212,000 for the year ended December 31, 2002, 2001 and 2000, respectively.

11. PROFIT SHARING PLAN

         The Corporation maintains a 401(k) profit sharing plan, which has also been adopted by Millennium Bank, N.A., Millennium Capital, Inc., and Millennium Brokerage Services, Inc. The Plan allows the Corporation, and its affiliates, to make contributions to the plan at the discretion of management. The Corporation and affiliates made no contributions to the 401(k) plan for the years ended December 31, 2002, 2001, and 2000.

12. RELATED PARTY TRANSACTIONS

         Through the normal course of business, the Corporation receives general legal services from law firms under the control of certain Directors. Legal fees paid to these law firms were $44,000, $88,000, and $14,000 at December 31, 2002, 2001, and 2000, respectively.

         In 2002, the Corporation retained the services of an additional law firm for the purposes of collecting fees due from a former joint venture of the Corporation. A director of the Corporation is a partner of the law firm. Fees amounted to $426,000 in 2002.

                        MILLENNIUM BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

13. commitments, contingencies and concentrations of credit

         In the normal course of business, the Bank incurs certain contingent liabilities that are not reflected in the accompanying financial statements. Commitments under unfunded commitments approximated $20,307,000 in 2002 and $5,219,000 in 2001. The Bank does not anticipate any material losses as a result of these commitments.

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

14. stock option plan

         On August 12, 1999, the Corporation adopted an Incentive Stock Option Plan. The total number of shares granted under the plan cannot exceed 1,000,000 shares. The plan is administered by the Board of Directors of the Corporation and the plan will terminate as of August 11, 2009. The Board has authorized the Chairman of the Corporation the authority to grant 300,000 shares to key employees at his discretion. Under the plan the option price of the shares must be granted at not less than fair market value, the option term may not exceed ten years and the options are not transferable. Incentive stock options are granted to employees and non-qualified options to directors under the plan.

                                                    2002                    2001                 2000
                                           ---------------------   --------------------  ---------------------
                                                        Weighted               Weighted              Weighted
                                                         Average                Average               Average
                                                        Exercise               Exercise              Exercise
                                              Shares      Price      Shares     Price      Shares     Price
                                           -----------  --------   ----------  --------  ----------  --------
         Outstanding,
             beginning of year                 767,632  $   5.00      366,266  $   5.00     165,600  $   5.00
         Granted                               150,950      6.83      416,666      5.00     209,366      5.00
         Exercised                                   -         -            -         -           -         -
         Cancelled/Expired                    (121,500)     5.13      (15,300)     5.00      (8,700)     5.00
                                           -----------             ----------            ----------
         Outstanding,
             end of year                       797,082      5.33      767,632      5.00     366,266      5.00
                                           ===========             ==========            ==========
         Options exercisable
             at end of year                    321,846  $   5.00      139,063  $   5.00      16,500  $   5.00
                                           ===========             ==========            ==========
         Weighted average fair
             value of options granted
             during the year               $       .57             $      .53            $      .40

                        MILLENNIUM BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

14. STOCK OPTION PLAN (continued)

     The vesting period of the remaining options is as follows:

         Vested and exercisable                               321,846
         February 1, 2003                                     131,349
         February 1, 2004                                     131,349
         February 1, 2005                                     110,069
         February 1, 2006                                      82,829
         February 1, 2007                                      19,640
                                                             --------
                                                              797,082
                                                             ========

     At December 31, 2002, the Corporation has one stock-based compensation plan, which is described more above. The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan has an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                (Dollars in Thousands, except for per Share Data)

                                                            2002       2001       2000
                                                          --------   --------   --------
         Net income (loss)  as reported                   $(3,446)   $   940    $   543
         Deduct: Total stock based employees
           compensation expense determined
           under fair value based method for all
           awards, net of related tax effects                (173)      (134)      (111)
                                                          -------    -------    -------
         Pro forma                                        $(3,619)   $   806    $   432
                                                          =======    =======    =======

         Earnings per share:
         Basic - as reported                              $ (1.00)   $   .46    $   .45
                                                          =======    =======    =======
         Basic - pro forma                                $ (1.05)   $   .39    $   .39
                                                          =======    =======    =======
         Diluted - as reported                            $ (1.00)   $   .38    $   .38
                                                          =======    =======    =======
         Diluted - pro forma                              $ (1.05)   $   .33    $   .33
                                                          =======    =======    =======

                        MILLENNIUM BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

15. EARNINGS PER SHARE

     The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.

                                                                For the Years Ended December 31,
                                           ---------------------------------------------------------------------
                                                    2002                    2001                    2000
                                           ---------------------   ---------------------   ---------------------
                                                       Per Share               Per Share               Per Share
                                             Shares      Amount      Shares      Amount      Shares      Amount
                                           ----------  ---------   ----------  ---------   ----------  ---------
         Weighted average shares
             outstanding, and earnings
             (loss) per share               3,456,674  $   (1.00)   2,066,512  $    0.46    1,653,280  $     .33
                                                       =========               =========               =========
         Basic earnings per share
         Effect of dilutive securities
             Stock options                          -                 127,939                       -
             Warrants                               -                 275,547                       -
                                            ---------              ----------              ----------
         Weighted average shares
             adjusted for dilution and
             diluted earnings (loss)
             per share                      3,456,674  $   (1.00)   2,469,998  $    0.38    1,653,280  $     .33
                                            =========  =========   ==========  =========   ==========  =========

     Stock options and Warrants to purchase common stock were outstanding during 2002 and 2000 but were not included in the computation of EPS because the options' exercise price was greater than the average market price of the common shares.

                       MILLENNIUM BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

16. PARENT COMPANY ACTIVITY

     The balance sheets and statements of income for the Corporation only, are as follows at December 31:

                                 BALANCE SHEETS
                             (Dollars in Thousands)

                                                              2002       2001
                                                            --------   --------
        Assets:
            Interest bearing deposits in banks              $    733   $     63
            Investment in subsidiaries                        22,557     12,284
            Other assets                                         220        128
                                                            --------   --------
        Total Assets                                        $ 23,510   $ 12,475
                                                            ========   ========

        Liabilities:
            Short term line of credit                       $      -   $    950
            Trust preferred capital notes                      8,000          -
            Other liabilities                                      8          -

        Stockholders' equity:
            Common stock                                      17,659     11,240
            Paid-in capital                                      599          -
            Accumulated other comprehensive income (loss)        385        (20)
            Retained earnings (deficit)                       (3,141)       305
                                                            --------   --------
        Total Liabilities and Stockholders' Equity          $ 23,510   $ 12,475
                                                            ========   ========


                             STATEMENTS OF INCOME
                            (Dollars in Thousands)

                                                              2002       2001
                                                            --------   --------
        Equity in earnings (loss) of Bank                   $ (3,268)  $    920
        Equity in earnings of Brokerage Services                  24          -
        Equity in earnings of Insurance Services                   3          -
        Other expenses net of tax credit                          16          -
        Net interest income (expense)                           (221)        20
                                                            --------   --------
            Net income (loss)                               $ (3,446)  $    940
                                                            ========   ========

                       MILLENNIUM BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

16. PARENT COMPANY ACTIVITY (continued)

                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                              2002       2001
                                                            --------   --------
         Cash Flows from Operating Activities
             Net income (loss)                              $ (3,446)  $    940
             Increase in other assets                            (92)       (14)
             Increase in other liabilities                      (170)         -
                                                            --------   --------
                 Net Cash Provided (Used)  by Operating
                    Activities                                (3,708)       926
                                                            --------   --------

         Cash Flows from Investing Activities
             Increase in investment subsidiaries              (9,690)    (4,815)
                                                            --------   --------

         Cash Flows from Financing Activities
             Proceeds from short term borrowings                (950)       950
             Proceeds from trust preferred capital notes       8,000          -
             Proceeds from issuance of common stock            7,960      2,970
             Proceeds used to reacquire common stock            (942)         -
                                                            --------   --------
                 Net Cash Provided by Financing
                    Activities                                14,068      3,920
                                                            --------   --------

         Net Increase (Decrease) in Cash and
             Due from Banks                                      670         31
         Cash and Due from Banks, beginning of year               63         32
                                                            --------   --------
         Cash and Due from Banks, end of year               $    733   $     63
                                                            ========   ========

         Noncash Investing Activities
             Unrealized gain (loss) on securities
                 available for sale, net                    $    405   $    (19)
                                                            ========   ========

                       MILLENNIUM BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

17. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, these fair value estimates are not necessarily indicative of the amounts that the Corporation would realize in a market transaction. Because of the wide range of valuation techniques and the numerous estimates which must be made, it may be difficult to make reasonable comparisons of the Corporation's fair value information to that of other financial institutions. It is important that the many uncertainties discussed above be considered when using the estimated fair value disclosures and to realize that because of these uncertainties, the aggregate fair value amount should in no way be construed as representative of the underlying value of the Corporation. The estimated fair values of the Corporation's financial instruments at December 31, 2002 and 2001 are as follows:

                                           December 31, 2002          December 31, 2001
                                         Carrying       Fair        Carrying       Fair
                                          Amount        Value        Amount        Value
                                        ----------   ----------    ----------   ----------
                                                      (Dollars in Thousands)
     Financial assets:
         Cash and Federal funds         $    5,014   $    5,014    $   10,470   $   10,470
         Loans held for sale                64,741       64,741        77,426       77,426
         Loans receivable, net             174,351      169,450        97,654      103,654
         Available-for-sale securities      54,577       54,577        12,582       12,582

     Financial liabilities:
         Deposits                          258,510      259,720       188,568      194,671
         Long-term borrowings                8,400        8,400           400          400
         Other borrowings                   23,679       23,679         5,033        5,033

     Off balance sheet items:
         Commitments to extend credit       20,307       20,307         5,219        5,219

     The following methods and assumptions were used to estimate the fair value amounts at December 31, 2002 and 2001:

     Cash and Cash Equivalents

     Carrying amount approximates fair value

     Available-for Sale Securities

     Fair value is based on quoted market prices

                       MILLENNIUM BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 and 2001

17. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

     Loans Receivable, Net of Allowance

     Fair value of loans is estimated using discounted cash flow analyses based on contractual repayment schedules. The discount rates used in these analyses are based on either the interest rates paid on U.S. Treasury securities of comparable maturities adjusted for credit risk and non-interest operating costs or the interest rates currently offered by the Bank for loans with similar terms to borrowers of similar credit quality.

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

                       MILLENNIUM BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 and 2001

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                        Quarter Ended   Quarter Ended   Quarter Ended   Quarter Ended
                                         December 31,   September 30,      June 30,       March 31,
                                             2002           2002             2002           2002
                                        -------------   -------------   -------------   -------------
                                                (Dollars in Thousands, except for Share Data)
     Interest income                    $       4,631   $       4,640   $       3,797   $       3,402
     Net interest income                        2,250           2,305           2,004           1,705
     Provision for loan losses                  1,716             655             657             225
                                        -------------   -------------   -------------   -------------
     Loss before income taxes                  (2,066)         (1,329)           (783)         (1,041)
     Income taxes                                (715)           (419)           (346)           (293)
                                        -------------   -------------   -------------   -------------

     Net loss                           $      (1,351)  $        (910)  $        (437)  $        (748)
                                        =============   =============   =============   =============

     Earnings per share:
         Basic                          $        (.39)  $        (.25)  $        (.12)  $        (.24)
         Diluted                        $        (.39)  $        (.25)  $        (.12)  $        (.24)

                                        Quarter Ended   Quarter Ended   Quarter Ended   Quarter Ended
                                         December 31,   September 30,      June 30,       March 31,
                                            2001            2001             2001           2001
                                        -------------   -------------   -------------   -------------
     Interest income                    $       3,116   $       2,640   $       2,092   $       2,196
     Net interest income                        1,358           1,383             946           1,016
     Provision for loan losses                    250             350             255             165
                                        -------------   -------------   -------------   -------------
     Income before income taxes                   253             323             292             267
     Income taxes                                  82             113               -               -
                                        -------------   -------------   -------------   -------------

     Net income                         $         171   $         210   $         292   $         267
                                        =============   =============   =============   =============

     Earnings per share:
         Basic                          $         .08   $         .09   $         .13   $         .16
         Diluted                        $         .06   $         .07   $         .11   $         .14

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MILLENNIUM BANKSHARES CORPORATION


Date: March 28, 2003                         By: /s/ Carroll C. Markley
                                                --------------------------------
                                                   Carroll C. Markley
                                                   Chairman, President and
                                                   Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                            Title                    Date
           ---------                            -----                    ----
     /s/ Carroll C. Markley        Chairman, President and Chief    March 28, 2003
--------------------------------   Executive Officer and Director
       Carroll C. Markley           Principal Executive Officer)


     /s/ Janet A. Valentine           (Chief Financial Officer      March 28, 2003
--------------------------------      (Principal Financial and
       Janet A. Valentine                Accounting Officer)


    /s/ L. James D'Agostino                   Director              March 28, 2003
--------------------------------
      L. James D'Agostino


                                              Director              March 28, 2003
--------------------------------
       Andrew E. Kauders


                                              Director              March 28, 2003
--------------------------------
       Stewart R. Little


       /s/ David B. Morey                     Director              March 28, 2003
--------------------------------
         David B. Morey


      /s/ Arthur J. Novick                    Director              March 28, 2003
--------------------------------
        Arthur J. Novick


     /s/ Gregory L. Oxley                     Director              March 28, 2003
--------------------------------
       Gregory L. Oxley


                                              Director              March 28, 2003
--------------------------------
       Rolando J. Santos


      /s/ Robert T. Smoot                     Director              March 28, 2003
--------------------------------
        Robert T. Smoot


                                              Director              March 28, 2003
--------------------------------
       Douglas K. Turner

                                  CERTIFICATION

I, Carroll C. Markley, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Millennium Bankshares Corporation;

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

Date: March 28, 2003                           /s/ Carroll C. Markley
                                         ---------------------------------------
                                         Carroll C. Markley
                                         Chairman and Chief Executive Officer

                                  CERTIFICATION

I, Janet A. Valentine, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Millennium Bankshares Corporation;

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

Date: March 28, 2003                                 /s/ Janet A. Valentine
                                               ---------------------------------
                                               Janet A. Valentine
                                               Senior Vice President and
                                               Chief Financial Officer

                                 EXHIBIT INDEX

         3.1 Articles of Incorporation (restated in electronic format), attached as Exhibit 3.1 to the Registration Statement on Form SB-2, as amended, Registration No. 333-72500, filed with the Commission on October 30, 2001 (the "Form SB-2"), incorporated herein by reference.

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

         10.2 Form of Employee Stock Option of Millennium Bankshares Corporation, attached as Exhibit 10.2 to the Form SB-2, incorporated herein by reference.

         10.3 Millennium Bankshares Corporation Incentive Stock Option Plan, attached as Exhibit 4.3 to the Registration Statement on Form S-8, Registration No. 333-101076, filed with the Commission on November 7, 2002, incorporated herein by reference.

         10.4 Executive Employment Agreement between Millennium Bankshares Corporation and Janet A. Valentine, dated July 29, 2002, attached as Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the period ended September 30, 2002, incorporated herein by reference.

         10.6  Severance Agreement and Release between Millennium
               Bankshares Corporation and Thomas J. Chmelik, dated August 19, 2002, attached as Exhibit 10.2 to the Quarterly Report on Form 10-QSB for the period ended September 30, 2002, incorporated herein by reference.

         10.7 Employment Agreement between Millennium Bank and Anita L. Shull, dated July 29, 2002.

         21    List of Subsidiaries.

         23.1  Consent of Thompson, Greenspon & Co., P.C.

         99.1  Statement of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350.

         99.2  Statement of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350.