Form 10QSB
period 2003-03-31
MILLENNIUM BANKSHARES CORP
filed 2003-05-15
CIK 1158678

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

                 [_] Transition Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes  X  No ___
                                                               ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          3,531,778 shares of common stock, par value $5.00 per share, outstanding as of May 6, 2003

                        MILLENNIUM BANKSHARES CORPORATION

                                      INDEX

Part I.  Financial Information                                                              Page No.
         Item 1.   Financial Statements

                   Consolidated Balance Sheets                                                 3

                   Consolidated Statements of Income                                           4

                   Consolidated Statements of Changes in Shareholders' Equity                  5

                   Consolidated Statements of Cash Flows                                       6

                   Notes to Consolidated Financial Statements                                  7

         Item 2.   Management's Discussion and Analysis of Results of Operation
                     and Financial Condition                                                  12

         Item 3.   Controls and Procedures                                                    16

Part II. Other Information

         Item 1.   Legal Proceedings                                                          17

         Item 2.   Changes in Securities and Use of Proceeds                                  17

         Item 3.   Defaults upon Senior Securities                                            17

         Item 4.   Submission of Matters to a Vote of Security Holders                        17

         Item 5.   Other Information                                                          17

         Item 6.   Exhibits and Reports on Form 8-K                                           17

Signatures                                                                                    18

                          PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                        MILLENNIUM BANKSHARES CORPORATION
                           Consolidated Balance Sheets
                                 (In Thousands)

                                                                          (Unaudited)
                                                                           March 31,         December 31,
                                                                             2003                2002
                                                                          -----------        ------------
Assets:
   Cash and due from banks                                                $     3,870        $      4,959
   Federal funds sold                                                              44                  55
   Securities available for sale                                               83,754              54,577
   Loans held for sale                                                         31,789              64,741
   Loans, net                                                                 190,129             174,351
   Bank premises and equipment, net                                             2,886               3,039
   Other assets                                                                 4,802               4,619
                                                                          -----------        ------------

        Total assets                                                      $   317,274        $    306,341
                                                                          ===========        ============

Liabilities and Shareholders' Equity
Liabilities:
   Deposits:
      Non-interest bearing demand deposits                                $    14,869        $     13,912
      Savings and interest-bearing demand deposits                            149,133             151,542
      Time deposits                                                            98,731              93,055
                                                                          -----------        ------------
        Total deposits                                                        262,733             258,509

  Federal funds purchased /repurchase agreements                                7,613               9,343
  Advances from FHLB                                                           21,900              13,400
  Trust preferred capital securities                                            8,000               8,000
  Other liabilities                                                             1,455               1,587
                                                                          -----------        ------------
        Total liabilities                                                     301,701             290,839
                                                                          -----------        ------------

Shareholders' Equity:
   Common stock, par value $5.00 per share,
    authorized 10,000,000 shares;
    Issued and outstanding at March 31, 2003 - 3,531,778
    Issued and outstanding at December 31, 2002 - 3,531,778                  17,659              17,659
   Capital surplus                                                                599                 599
   Retained earnings (deficit)                                                 (2,736)             (3,141)
   Accumulated other comprehensive income                                          51                 385
                                                                          -----------        ------------
        Total shareholders' equity                                             15,573              15,502
                                                                          -----------        ------------

Total liabilities and shareholders' equity                                $   317,274        $    306,341
                                                                          ===========        ============

          See Accompanying Notes to Consolidated Financial Statements.

                        MILLENNIUM BANKSHARES CORPORATION
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)

                                                                  Unaudited
                                                        ----------------------------
                                                            For the Three Months
                                                               Ended March 31,
                                                            2003            2002
                                                        ------------    ------------
Interest Income
  Interest and fees on loans                            $      3,621    $      3,214
  Interest on securities available for sale
     Taxable                                                     651             134
     Dividends                                                    18              13
  Interest on federal funds sold and other                         5              41
                                                        ------------    ------------
     Total interest income                                     4,294           3,402
Interest expense
  Interest on deposits                                         1,717           1,702
  Interest on other borrowings                                   209               3
                                                        ------------    ------------
     Total interest expense                                    1,926           1,705

     Net interest income                                       2,368           1,697

                                                        ------------    ------------
Provision for loan losses                                        150             225
                                                        ------------    ------------
     Net interest income after provision
      for loan losses                                          2,218           1,472
Other Income
  Service charges on deposit accounts                             31               5
  Fees on loans held for sale                                  1,026            (260)
  Gain on sale of securities                                     361               0
  Other operating income                                          40             103
                                                        ------------    ------------
     Total other income                                        1,458            (152)
Other Expense
  Marketing                                                       31              61
  Salaries and employee benefits                               1,563           1,392
  Net occupancy expense of premises                              543             165
  Other operating expenses                                       926             743
                                                        ------------    ------------
     Total other expense                                       3,063           2,361
                                                        ------------    ------------

     Income (loss) before income taxes                           613          (1,041)
     Income tax expense (benefit)                                208            (293)
                                                        ------------    ------------
     Net income (loss)                                  $        405    $       (748)
                                                        ============    ============
Earnings per weighted average share:
Net income (loss) per share, basic                      $        .11    $      (0.24)
Net income (loss) per share, diluted                    $        .10    $      (0.24)
Dividends per share                                     $       0.00    $       0.00
Weighted average shares outstanding:
Basic                                                      3,531,778       3,110,478
Diluted                                                    3,891,274       3,110,478

          See Accompanying Notes to Consolidated Financial Statements.

                        MILLENNIUM BANKSHARES CORPORATION
            Consolidated Statement of Changes in Shareholders' Equity
               For the Three Months ended March 31, 2003 and 2002
                                 (In Thousands)
                                   (Unaudited)

                                                                                        Accumulated
                                                                          Retained         Other
                                                   Common     Capital     Earnings/    Comprehensive
                                                   Stock      Surplus      Deficit     Income (Loss)       Total
                                                  --------   ---------   ----------------------------   -----------
Balances - December 31, 2001                      $ 11,240   $       -   $       305     $     (20)     $    11,525

Sale of common stock (1,437,500 shares)              7,188         758                                        7,946
Change in other comprehensive income(loss)                                                     (58)             (58)
Net income                                                                       748)                          (748)
                                                  --------   ---------   ----------------------------   -----------
Balances - March 31, 2002                         $ 18,428   $     758   $      (443)    $     (78)     $    18,665
                                                  ========   =========   ============================   ===========


Balances - December 31, 2002                      $ 17,659   $     599   $    (3,141)    $     385      $    15,502

Change in other comprehensive income(loss)                                                    (334)            (334)
 Net income                                                                      405                            405
                                                  --------   ---------   ----------------------------   -----------
Balances - March 31, 2003                         $ 17,659   $     599   $    (2,736)    $      51      $    15,573
                                                  ========   =========   ============================   ===========

          See Accompanying Notes to Consolidated Financial Statements.

                        MILLENNIUM BANKSHARES CORPORATION
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                   Unaudited
                                                                           --------------------------
                                                                              For the Three Months
                                                                                  Ended March 31,
                                                                              2003            2002
                                                                           ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                        $      405      $     (748)
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses                                                     150             225
    Depreciation and amortization                                                 266             184
    Discount accretion and premium amortization on securities, net                175              44
    Realized gain on sale of securities available for sale                       (361)              0
    Loss on disposal of assets                                                     12               0
    Decrease (increase) in loans held for sale,  net                           32,952           5,551
    (Increase) decrease in other assets                                           (73)            (53)
    Increase (decrease) in other liabilities                                     (242)         (1,609)
                                                                           ----------      ----------
      Net cash provided by operating activities                            $   33,284      $    3,594
                                                                           ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease (increase) in federal funds sold                                $       11      $    8,244
  Increase in loans receivable, net                                           (15,778)        (23,609)
  Purchase of securities available for sale                                   (51,914)        (14,084)
  Sales of securities available for sale                                       18,992               0
  Paydown of securities available for sale                                      3,425             336
  Purchase of  bank premises and equipment                                      (132)            (421)
  Proceeds from disposal of property                                               29               0
                                                                           ----------      ----------
      Net cash used in investing activities                                $  (45,367)     $  (29,534)
                                                                           ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                 $    4,224      $   19,203
  Proceeds from FHLB borrowings                                                 8,500               0
  Increase (decrease) in securities sold under agreement to repurchase         (1,730)          1,409
                                                                           ----------      ----------
      Net cash provided by financing activities                            $   10,994      $   28,558
                                                                           ----------      ----------
    Increase (decrease) in cash and cash equivalents                       $   (1,089)     $    2,618
CASH AND CASH EQUIVALENTS
  Beginning                                                                $    4,959      $      756
                                                                           ==========      ==========
  Ending                                                                   $    3,870      $    3,374
                                                                           ==========      ==========

SUPPLEMENTAL DISCLOSURES:
  NON-CASH INVESTING AND FINANCING ACTIVITIES-
  Unrealized gain (loss) on securities available for sale                          77             (58)
                                                                           ==========      ==========

  CASH PAID FOR INTEREST                                                        2,127           1,923
                                                                           ==========      ==========

          See Accompanying Notes to Consolidated Financial Statements.

                        MILLENNIUM BANKSHARES CORPORATION
                   Notes to Consolidated Financial Statements
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

Note 1.   General

     The accompanying consolidated financial statements have been prepared in accordance with the requirements of the rules and regulations of the Securities and Exchange Commission. As a result, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, however, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003 and the results of operations and changes in cash flows for the three months ended March 31, 2003 and 2002.

     The Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2002 was amended and restated in August 2002 to reflect changes in accounting estimates related to revenue recognition of fees and estimated gains and losses on loans held for sale by its subsidiary bank's mortgage operations and write offs related to an unprofitable business venture. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the three month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2.   Stock Option Plan

     The Company accounts for its stock option plan for directors and employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                          ----------------------------------
(Dollars in Thousands, except for per Share Data)            Three Months Ended March 31,
                                                                2003              2002
                                                          ----------------------------------
Net (loss) income as reported                                 $    405          $   (748)

Deduct: Total stock based employees compensation
expense determined under fair value based method
for all awards, net of related tax effects                         (10)              (43)
                                                              --------          --------

Pro forma                                                     $    395          $   (791)
                                                              ========          ========

Earnings per share:
  Basic - as reported                                         $    .11          $   (.24)
                                                              ========          ========
  Basic - pro forma                                           $    .10          $   (.25)
                                                              ========          ========

  Diluted - as reported                                       $    .11          $   (.24)
                                                              ========          ========
  Diluted - pro forma                                         $    .10          $   (.25)
                                                              ========          ========

Note 3.   Securities

     Securities available for sale as of March 31, 2003 are summarized below:

                                     -------------------------------------------------
                                                     Gross        Gross
                                     Amortized    Unrealized    Unrealized    Market
                                       Cost          Gains       (Losses)     Value
                                     -------------------------------------------------
                                                 (In Thousands)
     U.S. Treasury securities
       and obligations of U.S.
       Government corporations
       and agencies                  $  44,427    $      107    $     (128)  $  44,406
     Mortgaged backed securities        36,511           176           (77)     36,610
     Other                               2,738             -             -       2,738
                                     ---------    ----------    ----------   ---------
                                     $  83,676    $      283    $     (205)  $  83,754
                                     =========    ==========    ==========   =========

Note 4.       Loans

       The consolidated loan portfolio is composed of the following:

                                                      -------------------------
                                                       March 31,   December 31,
                                                         2003         2002
                                                      -------------------------
                                                            (In Thousands)
              Real Estate loans
                 Mortgage                             $  112,084    $   102,289
                 Commercial                               59,831         53,391
                 Construction                              8,436          3,926
                                                      ----------    -----------
                   Total real estate loans               180,351        159,606
               Commercial loans                            9,710         15,446
               Consumer loans                              2,794          2,617
               Overdrafts                                      9             13
                                                      ----------    -----------
                   Subtotal                              192,864        177,682
              Allowance for loan losses                   (2,954)        (3,499)
               Deferred loan costs                           219            168
                                                      ==========    ===========
                   Loans, net                         $  190,129    $   174,351
                                                      ==========    ===========


Note 5.       Reserve for Loan Losses

       The following is a summary of transactions in the reserve for loan losses:

                                                      --------------------------
                                                       March 31,    December 31,
                                                         2003          2002
                                                      --------------------------
                                                           (In Thousands)
              Balance at January 1                    $  3,499      $   1,391
              Provision charged to operating expense       150          3,253
              Recoveries added to the reserve                1             43
              Loan losses charged to the reserve          (696)        (1,188)
                                                      --------      ---------
              Balance at the end of the period        $  2,954      $   3,499
                                                      ========      =========


Note 6.       Earnings Per Share

       The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock for the three month period ended March 31, 2003. No calculation is necessary for the three month period ended March 31, 2002 due to the antidilutive effect on the earnings per share computation.

                                    Three Months Ended     Three Months Ended
                                      March 31, 2003         March 31, 2002

                                   Weighted               Weighted
                                    Average   Per share    Average    Per share
                                   ---------------------------------------------
                                    Shares     Amount       Shares      Amount
                                   ---------------------------------------------

              Basic EPS               3,532   $    0.11       3,110   $   (0.24)
                                              =========               =========

              Effect of dilutive
                 securities:
                    warrants            248
                    stock options       111
                                   --------               ---------
              Diluted EPS             3,891   $    0.10       3,110   $   (0.24)
                                   ========   =========   =========   =========




Note 7.       Recent Accounting Pronouncements

       The Financial Accounting Standards Board ("FASB") issued Statement No. 147, Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 27 and No. 144 and FASB Interpretation No. 9, in October 2002. FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 17 and 17, When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as, depositor- and borrower-relationship assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement No. 144 requires for other long-lived assets that are held and used.

       Paragraph 5 of this Statement, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted.

       This Statement clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination; otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill.

       The transition provisions state that if the transaction that gave rise to the unidentifiable intangible asset was a business combination, the carrying amount of that asset shall be reclassified to goodwill as of the later of the date of acquisition or the date Statement No. 142 was first applied (fiscal years beginning after December 15, 2001). Any previously issued interim statements that reflect amortization of the unidentifiable intangible asset subsequent to the Statement No. 142 application date shall be restated to remove that amortization expense. The carrying amounts of any recognized intangible assets that meet the recognition criteria of Statement No. 141 that have been included in the amount reported as an unidentifiable intangible asset and for which separate accounting records have been maintained shall be reclassified and accounted for as assets apart from the unidentifiable intangible asset and shall not be reclassified to goodwill. The adoption of these standards will not have a material impact on the company's financial statements.

       In December 2002, the FASB issued Statement No. 148, Accounting for Stock Based Compensation, that amends certain previously issued statements. The pronouncement provides alternative methods for the voluntary change to the fair value method of accounting for stock based employee compensation. The pronouncement also requires additional disclosure in both annual and interim financial statements. This pronouncement is effective for fiscal years beginning after December 15, 2002. The additional disclosure is included in Note 2. Stock Option Plan above.

       On January 1, 2003, the Company adopted FASB Interpretation 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Millennium Bank, N.A. ("Bank") has performance letters of credit. Performance letters of credit require the Bank to make payments if the customer fails to perform certain non-financial contractual obligations. The Bank previously did not record a liability when guaranteeing obligations, unless it became probable that the Bank would have to perform under the guarantee. FIN 45 applies prospectively to any guarantees the Company issues or modifies subsequent to December 31, 2002. The Company defines the initial fair value of the letters of credit as the fee received from the customer. The fees collected as of March 31, 2003 were immaterial. The maximum potential undiscounted amounts of future payments of letters of credit under FIN 45 as of March 31, 2003 are approximately $304,527, of which $281,250 will expire on January 31, 2004 and $23,277 will expire on April 30, 2004. Amounts due under these letters of credit would be reduced by any proceeds that the Bank would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The Company has not recorded any contingent liabilities related to these letters of credit.

       The Bank has entered into a performance indemnification agreement with one of its mortgage investors. The agreement requires the Bank to repurchase any of 28 stated mortgage loans if they become ninety (90) days past due. The maximum amount of the guarantee at March 31, 2003 was approximately $1.4 million. The Company has not recorded any contingent liabilities related to this performance indemnification agreement.

       In April 2003, the FASB issued Statement No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. The adoption of these standards will not have a material impact on the company's financial statements.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


Critical Accounting Policies

       The financial condition and results of operations presented in the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements and management's discussion and analysis are, to a large degree, dependent upon the accounting policies of Millennium Bankshares Corporation (the "Company"). The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.

       Presented below is discussion of those accounting policies that management believes are the most important to the portrayal and understanding of the Company's financial condition and results of operations. These critical accounting policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. See also Note 1 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10KSB for the year ended December 31, 2002.

Allowance for Loan Losses

       The Company monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan and lease portfolio. The Company maintains policies and procedures that address the systems of controls over the following areas of maintenance of the allowance: the systematic methodology used to determine the appropriate level of the allowance to provide assurance they are maintained in accordance with accounting principles generally accepted in the United States of America; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan and lease portfolio; and the loan grading system.

       The Company evaluates various loans individually for impairment as required by Statement of Financial Accounting Standard (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment. If a loan evaluated individually is not impaired, then the loan is assessed for impairment under SFAS No. 5, Accounting for Contingencies (SFAS 5), with a group of loans that have similar characteristics.

       For loans without individual measures of impairment, the Company makes estimates of losses for groups of loans as required by SFAS 5. Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and the general collateral type. A loss rate reflecting the expected loss inherent in a group of loans is derived based upon estimates of default rates for a given loan grade, the predominant collateral type for the group and the terms of the loan. The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions of the portfolio of loans and leases, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

     The amount of estimated impairment for individually evaluated loans and groups of loans is added together for a total estimate of loans and lease losses. This estimate of losses is compared to the allowance for loan and lease losses of the Company as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates. If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses. The Company recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Consolidated Financial Statements.

Financial Summary

     For the three months ended March 31, 2003, Millennium Bankshares Corporation (the "Company") reported net income of $405,000, or $0.11 per share and $0.10 per diluted share, compared to a net loss of $748,000 or $0.24 per share and $0.24 per diluted share for the same period in 2002. The significant increase in net income is primarily attributable to changes made to reduce expenses and to gains taken on the sale of investment securities. The net loss for the three months ended March 31, 2002, was attributable to accounting revisions and writedowns related to an unprofitable business venture. The annualized return on average assets and return on equity for the three months ended March 31, 2003, are .52% and 10.41% respectively. The annualized return on average assets and return on equity for the three months ended March 31, 2002 are not meaningful due to the loss.

     Total assets for the company increased to $317.3 million at March 31, 2003 compared to $306.3 million at December 31, 2002, representing an increase of $11.0 million or 3.6%. Total loans, net, at March 31, 2003 were $190.1 million, an increase of $15.7 million from the December 31, 2002 balance of $174.4 million. The driving forces behind the loan growth include a good local economy, a favorable rate environment and an emphasis placed on commercial lending. The investment portfolio increased 53.5% to $83.8 million at March 31, 2003 compared to $54.6 million at December 31, 2002. Deposits increased $4.2 million to $262.7 million at March 31, 2003 from $258.5 million at December 31, 2002. As the Company has reduced dependence on brokered deposits, borrowings from the Federal Home Loan Bank have increased to $21.9 million at March 31, 2003 from $13.4 at December 31, 2002. Branch expansion and increased advertising have promoted awareness of the Company and resulted in additional business.

     Shareholders' equity was $15.6 million at March 31, 2003. This amount represents an increase of .6% from the December 31, 2002 balance of $15.5 million. The increase is related to net earnings for the first quarter of 2003 offset by a reduction in accumulated other comprehensive income. The book value per common share was $4.41 at March 31, 2003 and $4.39 at December 31, 2002. The book value increase relates to the net income recorded for the first quarter 2003.

Net Interest Income

     Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income amounted to $2.4 million for the first three months of 2003 compared to $1.7 million for the same period in 2002. The increase is largely due to growth in the average earning assets.

Noninterest Income

     Noninterest income consisting of fees from deposit accounts and mortgage banking increased to $1.5 million compared to an expense of $152,000 for the first three months of 2002. Service charges on deposit accounts for the first three months of 2003 totaled $31,000 compared to $5,000 for the same period in 2002, an increase of $26,000. This increase is attributable to the opening of three new branches in 2003. Fees on loans held for sale increased to $1.0 million from a $260,000 loss for the same period in 2002. As discussed in Note 1 to the Consolidated Financial Statements, fees and estimated gains and losses on loans held for sale were revised in the amended and restated Quarterly Report on Form 10-QSB for the period ended March 31, 2002.

Noninterest Expense

     Total noninterest expense includes employee-related costs, occupancy and equipment expense and other overhead. Total noninterest expense was $3.1 million for the first three months of 2003 compared to $2.4 million for the same period in 2002, a 29.7% increase from the three months ended March 31, 2002. Salary and benefit expense increased 12.3% from $1.4 million for the three months ended March 31, 2002 to $1.6 million for the three months ended March 31, 2003. Occupancy increased $378,000, or 229.1%, from $165,000 in the first quarter 2002 to $543,000 for the same period in 2003. The Company operated three more branches in the first quarter of 2003 than in the first quarter of 2002. This contributed to the increase in salary and benefits as well as the increase in occupancy and equipment expenses.

Allowance for Loan Losses

     The allowance for loan losses at March 31, 2003 is $3.0 million compared to $3.5 million at December 31, 2002. The provision for loan losses for the first three months of 2003 was $150,000, a decrease of $75,000 from $225,000 for the three month period ended March 31, 2002. The allowance for loan losses was 1.3% of total loans outstanding at March 31, 2003. Net charge-offs as a percentage of loans was .003% for the three months ended March 31, 2003, and there were no loans past due 90 days or more at March 31, 2003. Management believes the allowance for loan losses is adequate to cover credit losses anticipated or inherent in the loan portfolio at March 31, 2003. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

     Shareholders' equity at March 31, 2003 and December 31, 2002 was $15.6 million and $15.5 million, respectively. During the first quarter of 2002, the Company completed the first public offering of its common stock totaling 1,437,500 shares of common stock at an offering price of $6.00 per share. During the last half of 2002, the Company repurchased 153,700 shares at prices ranging from $6.00 to $6.44. These repurchased shares have been retired. The outstanding shares at March 31, 2003, were 3,531,778.

     At March 31, 2003 the Company's tier 1 and total risk-based capital ratios were 10.0% and 13.8%, respectively, compared to 9.88% and 13.48% at December 31, 2002. The Company's leverage ratio was 6.27% at March 31, 2003 compared to 6.07% at December 31, 2002. The Company's capital structure places it above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

Liquidity

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

     The Bank's primary sources of funds are deposits, borrowings, prepayments and maturities of outstanding loans and investments, and loan sales. While scheduled payments from the amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Excess funds are invested in overnight deposits to fund cash requirements experienced in the normal course of business. In addition to the above sources, the Bank has lines of credit in place with the Federal Home Loan Bank and Community Bankers Bank to fund its liquidity needs.

Regulatory Matters

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

     Millennium and the Bank have implemented many of the changes that the memorandum of understanding requires. None of these changes, including the limits on asset growth, is expected to adversely affect Millennium's operations or earnings.

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

     Within the 90 day period prior to the filing date of this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on and as of the date of such evaluation, these officers concluded that the Company's disclosure controls and procedures were effective.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        In connection with an unsuccessful business venture in Baltimore, Maryland that was closed in April 2002, the Bank filed, on April 16, 2002 in the Circuit Court of Baltimore County, Maryland, a lawsuit seeking injunctive relief, an accounting and damages against U. S. Mortgage Funding, Inc., a Delaware corporation ("U.S. Mortgage"), the 49% owner and former manager of the venture, a Virginia limited liability company. U.S. Mortgage and certain of its affiliates have counterclaimed against the Bank and the business venture seeking compensatory damages in excess of $100.0 million and punitive damages in excess of $250.0 million. Millennium's motion to dismiss the counterclaim was granted with leave to amend. A stay of all proceedings was granted until May 28, 2003, for the parties to attempt a settlement. If no settlement is reached, a counterclaim may be asserted against the Bank.

        In connection with a 51% owned subsidiary in Mission Viejo, California that ceased operations in September 2001, Tammara Lanning, a former employee, filed a lawsuit on July 11, 2002 in the Superior Court of Orange County, California, seeking damages against Go Lender Direct, Inc., the 49% owner and former manager of the venture and a California limited liability company, and Millennium Bank, N.A. for wrongful termination. Tammara Lanning is seeking compensatory and punitive damages in excess of $1.0 million. Tammara Lanning alleges breach of contract, termination of employment, defamation and intentional infliction of emotional distress. The Bank is vigorously contesting the lawsuit.

Item 2. Changes in Securities and Use of Proceeds.

        None

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

                                        MILLENNIUM BANKSHARES CORPORATION
                                                  (Registrant)


Date: May 12, 2003                         /s/ Carroll C. Markley
                                        -------------------------------
                                           Carroll C. Markley
                                           Chairman of the Board & CEO

Date: May 12, 2003                         /s/ Janet A. Valentine
                                        -------------------------------
                                           Janet A. Valentine
                                           Chief Financial Officer

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: May 12, 2003                             /s/ Carroll C. Markley
                                          --------------------------------------
                                          Carroll C. Markley
                                          Chairman and Chief Executive Officer

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: May 12, 2003                             /s/ Janet A. Valentine
                                        ----------------------------------------
                                        Janet A. Valentine
                                        Executive Vice President and
                                        Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.  Description
-----------  -----------

    99.1     Statement of Chief Executive Officer Pursuant to 18 U.S.C.
             Section 1350

    99.2     Statement of Chief Financial Officer Pursuant to 18 U.S.C.
             Section 1350