Form 10QSB
period 2003-06-30
MILLENNIUM BANKSHARES CORP
filed 2003-08-14
CIK 1158678

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                          to

Commission file number: 0-49611

MILLENNIUM BANKSHARES CORPORATION

(Exact Name of Small Business Issuer as Specified in its Charter)

Virginia	54-1920520
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1601 Washington Plaza

Reston, Virginia 20190

(Address of Principal Executive Offices)

(703) 464-0100

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,642,818 shares of common stock, par value $5.00 per share, outstanding as of August 5, 2003

MILLENNIUM BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

MILLENNIUM BANKSHARES CORPORATION

Consolidated Balance Sheets

(In Thousands)

	(Unaudited)
	June 30, 2003	December 31, 2002
Assets:
Cash and due from banks	$3,197	$4,959
Federal funds sold	3,149	55
Securities available for sale	86,221	54,577
Loans held for sale	29,099	64,741
Loans, net	186,943	174,351
Bank premises and equipment, net	2,734	3,039
Other assets	4,595	4,619

Total assets	$315,938	$306,341

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Non-interest bearing demand deposits	$17,106	$13,912
Savings and interest-bearing demand deposits	150,050	151,542
Time deposits	105,842	93,055

Total deposits	272,998	258,509
Federal funds purchased /repurchase agreements	6,871	9,343
Advances from FHLB	10,400	13,400
Trust preferred capital securities	8,000	8,000
Other liabilities	1,050	1,587

Total liabilities	299,319	290,839

Shareholders’ Equity:
Common stock, par value $5.00 per share, authorized 10,000,000 shares; Issued and outstanding at June 30, 2003—3,642,818 Issued and outstanding at December 31, 2002—3,531,778	18,214	17,659
Capital surplus	599	599
Retained earnings (deficit)	(2,534)	(3,141)
Accumulated other comprehensive income	340	385

Total shareholders’ equity	16,619	15,502

Total liabilities and shareholders’ equity	$315,938	$306,341

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

	Unaudited		Unaudited
	Quarter Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Interest Income
Interest and fees on loans	$3,564	$3,330	$7,184	$6,544
Interest on securities available for sale
Taxable	732	443	1,383	577
Tax Exempt	0	10	0	10
Dividends	39	12	57	25
Interest on federal funds sold	8	2	13	43

Total interest income	4,343	3,797	8,637	7,199
Interest expense
Interest on deposits	1,688	1,927	3,405	3,629
Interest on other borrowings	205	77	414	80

Total interest expense	1,893	2,004	3,819	3,709

Net interest income	2,450	1,793	4,818	3,490
Provision for loan losses	150	657	300	882

Net interest income after provision for loan losses	2,300	1,136	4,518	2,608
Other Income
Service charges on deposit accounts	37	0	68	5
Fees on loans held for sale	931	867	1,957	607
Gain on sale of securities	126	0	487	0
Other operating income	100	86	140	189

Total other income	1,194	953	2,652	801
Other Expense
Salaries and employee benefits	1,658	1,702	3,221	3,094
Net occupancy expense of premises	560	632	1,103	797
Advertising	30	52	61	113
Other operating expenses	940	486	1,866	1,229

Total other expense	3,188	2,872	6,251	5,233

Income (loss) before income taxes	306	(783)	919	(1,824)
Income tax expense (benefit)	104	(346)	312	(639)

Net income (loss)	$202	$(437)	$607	$(1,185)

Earnings per weighted average share:
Net income (loss) per share, basic	$0.06	$(0.12)	$0.17	$(0.35)
Net income (loss) per share, diluted	$0.05	$(0.12)	$0.16	$(0.35)
Dividends per share	$0.00	$0.00	$0.00	$0.00
Weighted average shares outstanding:
Basic	3,585,519	3,685,478	3,558,797	3,399,566
Diluted	3,907,739	3,685,478	3,898,086	3,399,566

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2003 and 2002

(In Thousands)

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings/ Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances—December 31, 2001	$11,203	$—	$342	$(19)	$11,526
Sale of common stock (1,437,500 shares)	7,187	759			7,946
Change in other comprehensive income (loss)				217	217
Net income			(1,185)		(1,185)

Balances – June 30, 2002	$18,390	$759	$(843)	$198	$18,504

Balances—December 31, 2002	$17,659	$599	$(3,141)	$385	$15,502
Change in other comprehensive income (loss)				(45)	(45)
Exercise of stock options (111,040 shares)	555				555
Net income			607		607

Balances – June 30, 2003	$18,214	$599	$(2,534)	$340	$16,619

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

	Unaudited
	For the Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$607	$(1,185)
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	300	882
Depreciation and amortization	529	343
Discount accretion and premium amortization on securities, net	392	126
Realized gain on sale of securities available for sale	(487)	0
Loss on disposal of assets	9	0
Decrease (increase) in loans held for sale, net	35,820	32,053
(Increase) decrease in other assets	25	(676)
Increase (decrease) in other liabilities	(514)	(1,393)

Net cash provided by operating activities	36,681	30,150

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in federal funds sold	(3,095)	6,958
Increase in loans receivable, net	(13,070)	(77,372)
Purchase of securities available for sale	(85,977)	(35,313)
Sales of securities available for sale	46,156	0
Paydown of securities available for sale	8,204	1,162
Purchase of bank premises and equipment	(254)	(899)
Proceeds from disposal of property	21	0

Net cash used in investing activities	(48,015)	(105,464)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	14,489	64,076
Proceeds from issuance of common stock	555	7,946
Increase (decrease) in FHLB borrowings	(3,000)	8,800
Increase (decrease) in funds purchased and securities sold under
Agreement to purchase	(2,472)	(2,039)

Net cash provided by financing activities	9,572	78,783

Increase (decrease) in cash and cash equivalents	(1,762)	3,469
CASH AND CASH EQUIVALENTS
Beginning	4,959	756

Ending	$3,197	$4,225

SUPPLEMENTAL DISCLOSURES:
NON-CASH INVESTING AND FINANCING ACTIVITIES—
Unrealized gain (loss) on securities available for sale	$515	$217

Loans moved from held for sale to held to maturity	$14,137	$0

CASH PAID FOR INTEREST	$4,044	$3,705

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2003 and 2002

(Unaudited)

Note 1. General

Millennium Bankshares Corporation (the “Company”) is a bank holding company headquartered in Reston, Virginia. We were incorporated in 1998 and began operations in April 1999. We provide services through our principal operating subsidiary, Millennium Bank, N. A. (the “Bank”). We presently operate six banking offices in Reston, Great Falls, Herndon, Colonial Heights, and Richmond, Virginia. We are a community bank providing, both through our branches and over the Internet, a broad range of commercial and retail banking services designed to meet the needs of businesses and consumers in the communities we serve. We emphasize local decision making within our organization and provide personal service to our customers. By combining the technological support and products and services that our customers demand with direct access to senior management and responsive customer service, we work to foster a business and consumer banking environment that allows us to effectively compete in our particular market with other financial institutions of all sizes.

The accompanying consolidated financial statements have been prepared in accordance with the requirements of the rules and regulations of the Securities and Exchange Commission. As a result, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, however, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003 and the results of operations and changes in cash flows for the six months ended June 30, 2003 and 2002.

The Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2002 was amended and restated in August 2002 to reflect changes in accounting estimates related to revenue recognition of fees and estimated gains and losses on loans held for sale by the Bank’s mortgage operations and write offs related to an unprofitable business venture. The June 30, 2002 Quarterly Report on Form 10-QSB included the changes included in the March 31, 2002 Quarterly Report on Form 10-QSB. These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the six month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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

(Dollars in Thousands, Except for Per Share Data)	Six Months Ended June 30,
	2003	2002
Net income (loss) as reported	$607	$(1,185)
Deduct: Total stock based employees compensation expense determined under fair value based method for all awards, net of related tax effects	(11)	(85)

Pro forma	$596	$(1,270)

Earnings per share:
Basic—as reported	$.17	$(.35)

Basic—pro forma	$.17	$(.37)

Diluted—as reported	$.16	$(.35)

Diluted—pro forma	$.15	$(.37)

(Dollars in Thousands, Except for Per Share Data)	Three Months Ended June 30,
	2003	2002
Net income (loss) as reported	$202	$(437)
Deduct: Total stock based employees compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(43)

Pro forma	$201	$(480)

Earnings per share:
Basic—as reported	$.06	$(.12)

Basic—pro forma	$.06	$(.13)

Diluted—as reported	$.05	$(.12)

Diluted—pro forma	$.05	$(.13)

Note 3. Securities

Securities available for sale as of June 30, 2003 are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
		(In Thousands)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$53,705	$441	$(88)	$54,058
Mortgage backed securities	29,300	180	(19)	29,461
Other	2,702	—	—	2,702

	$85,707	$621	$(107)	$86,221

Note 4. Loans

The consolidated loan portfolio is composed of the following:

	June 30, 2003	December 31, 2002
	(In Thousands)
Real Estate loans
Mortgage	$95,022	$102,289
Commercial	71,540	53,391
Construction	9,769	3,926

Total real estate loans	176,331	159,606
Commercial loans	9,924	15,446
Consumer loans	3,385	2,617
Overdrafts	13	13

Subtotal	189,653	177,682
Allowance for loan losses	(2,867)	(3,499)
Deferred loan costs	157	168

Loans, net	$186,943	$174,351

Note 5. Reserve for Loan Losses

The following is a summary of transactions in the reserve for loan losses:

	June 30, 2003	December 31, 2002
	(In Thousands)
Balance at January 1	$3,499	$1,391
Provision charged to operating expense	300	3,253
Recoveries added to the reserve	2	43
Loan losses charged to the reserve	(934)	(1,188)

Balance at the end of the period	$2,867	$3,499

Note 6. Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock for the six months and quarter ended June 30, 2003.

	Six Months Ended June 30, 2003		Six Months Ended June 30, 2002
	Weighted Average Shares	Per Share Amount	Weighted Average Shares	Per Share Amount
Basic EPS	3,559	$0.17	3,400	$(0.35)

Effect of dilutive securities:
warrants	239
stock options	100

Diluted EPS	3,898	$0.16	3,400	$(0.35)

	Three Months Ended June 30, 2003		Three Months Ended June 30, 2002
	Weighted Average Shares	Per Share Amount	Weighted Average Shares	Per Share Amount
Basic EPS	3,586	$0.06	3,685	$(0.12)

Effect of dilutive securities:
warrants	230
stock options	92

Diluted EPS	3,908	$0.05	3,685	$(0.12)

Note 7. Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Statement No. 147, Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 27 and No. 144 and FASB Interpretation No. 9, in October 2002. FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinion No. 17, When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this

Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions, such as depositor- and borrower-relationship assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement No. 144 requires for other long-lived assets that are held and used.

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

The transition provisions state that if the transaction that gave rise to the unidentifiable intangible asset was a business combination, the carrying amount of that asset shall be reclassified to goodwill as of the later of the date of acquisition or the date Statement No. 142 was first applied (fiscal years beginning after December 15, 2001). Any previously issued interim statements that reflect amortization of the unidentifiable intangible asset subsequent to the Statement No. 142 application date shall be restated to remove that amortization expense. The carrying amounts of any recognized intangible assets that meet the recognition criteria of Statement No. 141 that have been included in the amount reported as an unidentifiable intangible asset and for which separate accounting records have been maintained shall be reclassified and accounted for as assets apart from the unidentifiable intangible asset and shall not be reclassified to goodwill. The adoption of these standards will not have a material impact on the company’s financial statements.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock Based Compensation, that amends certain previously issued statements. The pronouncement provides alternative methods for the voluntary change to the fair value method of accounting for stock based employee compensation. The pronouncement also requires additional disclosure in both annual and interim financial statements. This pronouncement is effective for fiscal years beginning after December 15, 2002. The additional disclosure is included in “Note 2. Stock Option Plan” above.

On January 1, 2003, the Company adopted FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Millennium Bank, N.A. (the “Bank”) has performance letters of credit. Performance letters of credit require the Bank to make payments if the customer fails to perform certain non-financial contractual obligations. The Bank previously did not record a liability when guaranteeing obligations, unless it became probable that the Bank would have to perform under the guarantee. FIN 45 applies prospectively to any guarantees the Company issues or modifies subsequent to December 31, 2002. The Company defines the initial fair value of the letters of credit as the fee received from the customer. The fees collected as of June 30, 2003 were immaterial. The maximum potential undiscounted amounts of future payments of letters of credit under FIN 45 as of June 30, 2003 are approximately $598,875, of which $468,750 will expire on January 31, 2004 and $130,125 will expire by May 5, 2004. Amounts due under these letters of credit would be reduced by any proceeds that the Bank would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The Company has not recorded any contingent liabilities related to these letters of credit.

The Bank has entered into a performance indemnification agreement with one of its mortgage investors. The agreement requires the Bank to repurchase any of 26 stated mortgage loans if they become ninety (90) days past due. The maximum amount of the guarantee at June 30, 2003 was approximately $1.3 million. The Company repurchased a $49,000 loan in July. The Company has not recorded any contingent liabilities related to this performance indemnification agreement.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. The adoption of these standards will not have a material impact on the company’s financial statements.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of these standards will not have a material impact on the company’s financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Critical Accounting Policies

The financial condition and results of operations presented in the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements and management’s discussion and analysis are, to a large degree, dependent upon the accounting policies of Millennium Bankshares Corporation (the “Company”). The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.

Presented below is discussion of those accounting policies that management believes are the most important to the portrayal and understanding of the Company’s financial condition and results of operations. These critical accounting policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. See also Note 1 of the

Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

The Company evaluates various loans individually for impairment as required by Statement of Financial Accounting Standard (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures. Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due 90 days or more, restructured loans and other loans selected by management. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment. If a loan evaluated individually is not impaired, then the loan is assessed for impairment under SFAS No. 5, Accounting for Contingencies (SFAS 5), with a group of loans that have similar characteristics.

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

Financial Summary

For the six months ended June 30, 2003, the Company reported net income of $607,000, or $0.17 per share and $0.16 per diluted share, compared to a net loss of $1.2 million, or $(0.35) per share and $(0.35) per diluted share for the same period in 2002. The significant increase in net income is primarily attributable to changes made to reduce expenses and to gains taken on the sale of investment securities. The net loss for the six months ended June 30, 2002, was attributable to accounting revisions and writedowns related to an unprofitable business venture. The annualized return on average assets and return on equity for the six month periods ended June 30, 2003, are .39% and 7.61% respectively, compared to (.98%) and (14.29%) for the comparable periods in 2002.

Total assets for the company increased to $315.9 million at June 30, 2003 compared to $306.3 million at December 31, 2002, representing an increase of $9.6 million or 3.1%. Loans, net, at June 30, 2003 were $186.9 million, an increase of $12.5 million from the December 31, 2002 balance of $174.4 million. The driving forces behind the loan growth include a good local economy, a favorable rate environment and an emphasis placed by the Company on commercial lending. The investment portfolio increased 57.9% to $86.2 million at June 30, 2003 compared to $54.6 million at December 31, 2002. Deposits increased $14.5 million to $273.0 million at June 30, 2003 from $258.5 million at December 31, 2002. The Company has selectively used brokered deposits to replace borrowings from the Federal Home Loan Bank. Branch expansion and increased advertising have promoted awareness of the Company and resulted in additional business.

Shareholders’ equity was $16.6 million at June 30, 2003. This amount represents an increase of 7.1% from the December 31, 2002 balance of $15.5 million. The increase is related to net earnings for 2003 year to date. The book value per common share was $4.56 at June 30, 2003 and $4.39 at December 31, 2002.

Net Interest Income

Net interest income is a major component of the Bank’s earnings and is equal to the amount by which interest income exceeds interest expense. Earning assets consist primarily of loans and securities, while deposits and borrowings represent the major portion of interest bearing liabilities. Changes in the volume and mix of assets and liabilities, as well as changes in the yields and rates paid, determine changes in net interest income. The net interest margin is calculated by dividing net interest income by average interest earning assets.

Our net interest margin is sensitive to the volume of mortgage loan originations. Loans originated by our mortgage subsidiary are sold, servicing released, in the secondary mortgage market. When the volume of mortgage loan originations increases, typically in a declining interest rate environment, funds advanced in settlement of mortgage loans increases, pending delivery of the loans to the loan purchaser. Until a mortgage loan is transferred to the purchaser, we receive interest on the loan at the note rate. Funds advanced in settlement of mortgage loans are financed to a large extent with brokered certificates of deposit. While such funds advanced contribute to net interest income, the interest rate spread on mortgage loans held for sale is not as great as the spread on our loan portfolio, which normally carries a higher interest yield and is financed with lower cost deposits. Thus, as funds advanced in settlement of mortgage loans increase, the interest spread and the net interest margin decrease.

Net interest income amounted to $4.8 million for the first six months of 2003 compared to $3.5 million for the same period in 2002. The increase is largely due to growth in the average earning assets.

Net interest income for the quarter ended June 30, 2003 was $2.5 million compared to $1.8 million for the same period in 2002. Growth in average assets accounted for this increase. It should be noted that the margin has been decreasing due to lower interest rates on earning assets while still paying higher rates on certificates of deposit maturing in future years.

The following table lists the composition of interest earning assets and interest bearing liabilities with their respective income or expense and annualized yields.

	Six Months Ended June 30, 2003
	Average Balance	Interest Income/ Expense	Average Yield/ Rate
(Dollars in thousands)
Assets
Interest earning assets:
Securities	$77,772	$1,440	3.70%
Loans	224,173	7,184	6.41%
Federal funds sold	3,081	13	0.84%

Total interest earning assets/total interest income	305,026	8,637	5.66%

Non interest earning assets:
Other assets	8,046

Total non interest earning assets	8,046

Total assets	313,072	8,637

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
NOW	8,485	44	1.04%
Savings/Money Market	139,592	1,360	1.95%
Certificates of deposit	102,409	2,001	3.91%

Total interest bearing deposits	250,486	3,405	2.72%

FHLB advances and other borrowings	27,957	414	2.96%

Total interest bearing liabilities/total interest expense	278,443	3,819	2.74%

Non interest bearing liabilities:
Demand deposits	17,305
Other liabilities	1,378

Total liabilities	297,126

Stockholders’ equity	15,946

Total liabilities and stockholders’ equity	$313,072	$3,819

Interest spread (1)			2.92%
Net interest income/net interest margin (2)		$4,818	3.16%

(1)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.
(2)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

Noninterest income consisting of fees from deposit accounts and mortgage banking for the first six months of 2003 increased to $2.7 million compared to $801,000 for the first six months of 2002. A large component of noninterest income for the first six months of 2003 was $487,000 in securities gains. Service charges on deposit accounts for the first six months of 2003 totaled $68,000 compared to $5,000 for the same period in 2002, an increase of $63,000. This increase is attributable to the opening of three new branches in 2003 and increased service charges on accounts. Fees on loans held for sale increased to $2.0 million for the first six months of 2003 from $607,000 for the same period in 2002. As discussed in Note 1 of this report, fees and estimated gains and losses on loans held for sale were revised in the amended and restated Quarterly Report on Form 10-QSB for the period ended March 31, 2002.

Noninterest income for the quarter ended June 30, 2003 increased $241,000 from $953,000 to $1.2 million as compared to the same period in 2002. Service charges increased $37,000 from zero in the comparable period in 2002. Part of this increase is due to three new branches and a concerted effort not to waive service charges. Fees and gains on the sale of mortgage loans were up 7.38% from $867,000 to $931,000. Included in the second quarter of 2003 are securities gains of $126,000.

Noninterest Expense

Total noninterest expense includes employee-related costs, occupancy and equipment expense and other overhead. Total noninterest expense was $6.3 million for the first six months of 2003 compared to $5.2 million for the same period in 2002, a 21.2% increase. Salaries and benefits expense increased .1% from $3.1 million for the six months ended June 30, 2002 to $3.2 million for the six months ended June 30, 2003. Occupancy increased $306,000, or 38.4%, from $797,000 for the six months ended June 30, 2002 to $1.1 million for the same period in 2003. The Company operated three more branches during 2003 than in the first half of 2002. This contributed to the increase in salary and benefits as well as the increase in occupancy and equipment expenses. Other operating expenses increased 58.3% to $1.9 million from $1.2 million in the same period of 2002. Included in this $700,000 increase is a settlement plus legal costs associated with the Go Lender Direct vs. Tammara Lanning lawsuit (see “Legal Proceedings” on page 21), increased franchise tax owed to the Commonwealth of Virginia, and consulting fees incurred because of the Memorandum of Understanding (see “Regulatory Matters” on page 19).

For the quarter ended June 30, 2003, noninterest expense increased $70,000, or .30% from $2.9 million in 2002 to $3.2 million in 2003. Salaries and employee benefits decreased $44,000, or 2.59%. Most of this decrease has come from the decrease in commissions paid to the mortgage loan officers with their decreased volume. Included in other operating expenses is the settlement in the Go Lender Direct vs. Tammara Lanning lawsuit. Go Lender was a 49% owner in a limited liability corporation with the Bank.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2003 is $2.9 million compared to $3.5 million at December 31, 2002. The provision for loan losses for the first six months of 2003 was $300,000, a decrease of $582,000 from $882,000 for the six month period ended June 30, 2002. The allowance for loan losses was 1.3% of total loans outstanding at June 30, 2003. Net charge-offs as a percentage of loans was ..004% for the six months ended June 30, 2003, and there were no loans past due 90 days or more at June 30, 2003. Management believes the allowance for loan losses is adequate to cover credit losses anticipated or inherent in the loan portfolio at June 30, 2003. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

Shareholders’ equity at June 30, 2003 and December 31, 2002 was $16.6 million and $15.5 million, respectively. During the first quarter of 2002, the Company completed the first public offering of its common stock totaling 1,437,500 shares of common stock at an offering price of $6.00 per share. During the last half of 2002, the Company repurchased 153,700 shares at prices ranging from $6.00 to $6.44. These repurchased shares have been retired. During the second quarter of 2003, options of 111,040 were exercised. The outstanding shares at June 30, 2003, were 3,642,818.

At June 30, 2003 the Company’s tier 1 and total risk-based capital ratios were 10.3% and 13.6%, respectively, compared to 9.88% and 13.48% at December 31, 2002. The Company’s leverage ratio was

6.43% at June 30, 2003 compared to 6.07% at December 31, 2002. The Company’s capital structure places it above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

Liquidity

Liquidity is the ability to meet present and future financial obligations either through the sale of existing assets or the acquisition of additional funds through asset and liability management. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As a result of the Bank’s management of liquid assets and the ability to generate liquidity through increasing deposits, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

The Bank’s primary sources of funds are deposits, borrowings, prepayments and maturities of outstanding loans and investments, and loan sales. While scheduled payments from the amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Excess funds are invested in overnight deposits to fund cash requirements experienced in the normal course of business. In addition to the above sources, the Bank has lines of credit in place with the Federal Home Loan Bank and Community Bankers Bank to fund its liquidity needs.

Interest Sensitivity

An important element of both earnings performance and liquidity is the management of the interest sensitivity gap. The interest sensitivity gap is the difference between interest-sensitive assets and interest-sensitive liabilities maturing or repricing within a specific time interval. The gap can be managed by repricing assets or liabilities, by selling investments, by replacing an asset or liability prior to maturity, or by adjusting the interest rate during the life of an asset or liability. Matching the amounts of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net income due to changes in market interest rates. The Bank evaluates interest rate risk and then formulates guidelines regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments in order to decrease sensitivity risk. These guidelines are based upon management’s outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors.

At June 30 2003, the Bank had $83.9 million more assets than liabilities that reprice within one year or less and therefore was in an asset sensitive position. A positive gap can adversely affect earnings in periods of decreasing interest rates. This positive position is the result of the held for sale mortgage loan portfolio.

The Bank has an Asset/Liability Committee, which reviews deposit pricing, changes in borrowed money, investment activity, loan sale activities, liquidity levels and the overall interest sensitivity. The actions of this committee are reported to the Board of Directors quarterly. The Chief Financial Officer manages the daily monitoring of interest rate risk, investment activity, along with any other significant transactions with input from other committee members.

The following table presents the amounts of the Bank’s interest sensitive assets and liabilities that mature or reprice in the periods indicated.

	June 30, 2003 Maturing or Repricing In:
	3 Months or less	4-12 Months	1-5 Years	Over 5 Years
(Dollars in thousands)
Interest-sensitive assets:
Loans (1)	$95,358	$27,710	$82,059	$14,192
Investments (2)(4)	33,450	23,317	19,593	6,647
Federal funds sold	3,150	0	0	0

Total interest-sensitive assets	131,958	51,027	101,652	20,839

Cumulative interest-sensitive assets	131,958	182,985	284,637	305,476

Interest-sensitive liabilities:
NOW accounts(3)	756	2,267	4,672	1,437
Savings/Money Market deposit accounts(3)	11,790	35,181	72,584	22,337
Certificates of deposit	7,167	29,643	67,755	1,278
Borrowed money	6,871	5,400	5,000	8,000

Total interest-sensitive liabilities	26,584	72,491	150,011	33,052

Cumulative interest-sensitive liabilities	26,584	99,075	249,086	282,138

Period gap	$105,374	$(21,464)	$(48,359)	$(12,213)
Cumulative gap	$105,374	$83,910	$35,551	$23,338
Ratio of cumulative interest-sensitive assets to cumulative interest-sensitive liabilities	201.46%	54.14%	87.51%	92.36%
Ratio of cumulative gap to total assets	33.35%	26.55%	11.25%	7.39%

Total Assets	$315,938	$315,938	$315,938	$315,938

(1)	Includes mortgage loans held for sale.
(2)	Excludes Federal Reserve Stock, Federal Home Loan Bank, and Community Banker’s Bank stock.
(3)	Assumed to not be sensitive to interest rates.
(4)	Anticipates prepayments on GNMA, FNMA, and FHLMC pools.

Contractual principal repayments of loans do not necessarily reflect the actual term of the Bank’s loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and enforcement of due-on-sale clauses, which gives the Bank the right to declare a loan immediately due and payable in the event, among other things, the borrower sells the real property subject to the mortgage and the loan is not repaid. In addition, certain borrowers increase their equity in the security property by making payments in excess of those required under the terms of the mortgage.

Investments

At June 30, 2003, the Bank had $86.2 million in total available for sale securities, an increase of 57.9% from $54.6 million at December 31, 2002. The increase reflects the net effect of purchases, sales, calls, and prepayments of these securities.

The following table sets forth the maturity distribution of the investment portfolio at June 30, 2003.

Maturity Distribution (Dollars in thousands)	1 Year or Less	1 Year To 5 Years	5 Years To 10 Years	After 10 Years
U. S. Agency issues	$0	$3,978	$48,690	$30,337
Other corporate issues	—	—	—	2,050
Federal Reserve Bank stock	—	—	—	652

Total Maturity Distribution	$0	$3,978	$48,690	$33,039

Loans

Net loans consist of total loans, deferred loan fees and the allowance for loan losses and exclude loans held for sale. Net loans were $186.9 million at June 30, 2003, which is an increase of $12.5 million or 7.2% over the December 31, 2002 balance of $174.4 million. Mortgage loans and Small Business loans held for sale were $29.1 million at June 30, 2003, a decrease of $35.6 million or 55.0% over the December 31, 2002 balance of $64.7 million. Millennium increased its efforts to reduce the amount of loans held for sale outstanding to improve liquidity and lower market risk.

The maturity distribution of the loans are shown in the following table:

Maturity Distribution (Dollars in thousands)	1 Year or Less	1 Year To 5 Years	5 Years To 10 Years	After 10 Years
Loans	$19,303	$26,216	$24,517	$119,773

Regulatory Matters

During the course of a routine review of Millennium’s financial institution subsidiary, Millennium Bank, N.A., by bank regulatory authorities, examiners identified certain supervisory issues. After discussions with the regulatory authorities concerning these issues, the Bank entered into an informal memorandum of understanding with respect to the following issues: policies and procedures, growth limited to 10% per year with no more than 5% in any one calendar quarter, increased oversight by the Board of Directors of the activities of the Bank concerning financial and internal controls, internal audit, asset/liability management, loan review, budgeting and profitability tracking, transactions with affiliates, and additional products and services. A memorandum of understanding is characterized by regulatory authorities as an informal action, that is not published or publicly available and is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or order.

Millennium and the Bank have implemented many of the changes that the memorandum of understanding requires. None of these changes, including the limits on asset growth, is expected to adversely affect Millennium’s operations or earnings.

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 3.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, including, without limitation, those controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer. Based on and as of the date of such evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. There have been no significant changes to this system of internal controls or in other factors that could significantly affect those controls subsequent to the date of the Company’s evaluation.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In connection with an unsuccessful business venture in Baltimore, Maryland that was closed in April 2002, the Bank filed, on April 16, 2002 in the Circuit Court of Baltimore County, Maryland, a lawsuit seeking injunctive relief, an accounting and damages against U. S. Mortgage Funding, Inc., a Delaware corporation (“U.S. Mortgage”), the 49% owner and former manager of the venture, a Virginia limited liability company. U.S. Mortgage and certain of its affiliates have counterclaimed against the Bank and the business venture seeking compensatory damages on ten counts ranging from $2.5 million to $100.0 million and punitive damages on six counts from $2.5 million to $250.0 million. The Bank believes these claims are without merit and is vigorously defending this counterclaim and has filed a counterclaim against some of the individual parties for $2.0 million.

In connection with a 51% owned subsidiary in Mission Viejo, California that ceased operations in September 2001, Tammara Lanning, a former employee, filed a lawsuit on July 11, 2002 in the Superior Court of Orange County, California, seeking damages against Go Lender Direct, Inc., the 49% owner and former manager of the venture and a California limited liability company, and Millennium Bank, N.A. for wrongful termination. Tammara Lanning was seeking compensatory and punitive damages in excess of $1.0 million. Tammara Lanning alleged breach of contract, termination of employment, defamation and intentional infliction of emotional distress. The Bank has settled this lawsuit.

Item 2.	Changes in Securities and Use of Proceeds.

None

Item 3.	Defaults upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

Millennium Bankshares Corporation held its Annual Meeting of Shareholders on May 1, 2003 in Reston, Virginia. The shareholders were asked to vote on the election of two Class A directors.

The votes cast for or withheld for the election of the directors were as follows:

NAME	FOR	WITHHELD
Carroll C. Markley	2,256,081	72,857
Andrew E. Kauders	2,266,971	61,967

Item 5.	Other Information.

On April 1, 2003, the Bank signed a lease between 1051 Elden Street, L.L.C. and Millennium Bank, N.A. for the Herndon Street Branch. The term is 10 years commencing April 1, 2003 with three additional periods of five years each. Previously the Bank paid on a month-to-month basis.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

10.1	Commercial Lease Agreement between 1051 Elden Street, L.L.C., the lessor, and Millennium Bank, N.A., the lessee, dated April 1, 2003.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on April 30, 2003. The Form 8-K reported items 7 and 12 (under item 9) and attached as an exhibit and incorporated by reference a press release that reported the Company’s financial results for the quarter ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM BANKSHARES CORPORATION (Registrant)

Date: August 8, 2003	/s/ CARROLL C. MARKLEY
Carroll C. Markley Chairman of the Board & CEO

Date: August 8, 2003	/s/ JANET A. VALENTINE
Janet A. Valentine Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Commercial Lease Agreement between 1051 Elden Street, L.L.C., the lessor, and Millennium Bank, N.A., the lessee, dated April 1, 2003.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.