Form 10QSB
period 2003-09-30
MILLENNIUM BANKSHARES CORP
filed 2003-11-14
CIK 1158678

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

[   ] Transition Report under Section 13 or 15(d)

of the Exchange Act

For the transition period from __________ to __________

Commission file number:  0-49611

MILLENNIUM BANKSHARES CORPORATION

(Exact Name of Small Business Issuer as Specified in its Charter)

Virginia (State or Other Jurisdiction of Incorporation or Organization)	54-1920520 (I.R.S. Employer Identification No.)

1601 Washington Plaza

Reston, Virginia  20190

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

Yes       X         No  _____

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

3,642,818 shares of common stock, par value $5.00 per share,

outstanding as of November 12, 2003

MILLENNIUM BANKSHARES CORPORATION

INDEX

Part I.    Financial Information

Page No.

Item 1.

Financial Statements

Consolidated Balance Sheets

      3

Consolidated Statements of Income

      4

Consolidated Statements of Changes in Shareholders’ Equity

      5

Consolidated Statements of Cash Flows

      6

Notes to Consolidated Financial Statements

      7

 Item 2.

Management’s Discussion and Analysis or Plan of Operation

                 11

             Item 3.

      Controls and Procedures

     20

Part II.     Other Information

Item 1.

Legal Proceedings

     21

Item 2.

Changes in Securities

     21

Item 3.

Defaults upon Senior Securities

     21

Item 4.

Submission of Matters to a Vote of Security Holders

     21

Item 5.

Other Information

     21

Item 6.

Exhibits and Reports on Form 8-K

     22

Signatures

     23

 PART I.  FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

MILLENNIUM BANKSHARES CORPORATION

Consolidated Balance Sheets

(In Thousands)

	(Unaudited)
	September 30,	December 31,
	2003	2002
Assets:
Cash and due from banks	$ 4,513	$ 4,959
Federal funds sold	12,115	55
Securities available for sale	91,427	54,577
Loans held for sale	20,511	64,741
Loans, net	189,439	174,351
Bank premises and equipment, net	2,479	3,039
Other assets	5,174	4,619

Total assets	$ 325,658	$ 306,341

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Non-interest bearing demand deposits	$ 17,535	$ 13,912
Savings and interest-bearing demand deposits	142,599	151,542
Time deposits	117,016	93,055
Total deposits	277,150	258,509

Federal funds purchased /repurchase agreements	5,830	9,343
Advances from FHLB	17,900	13,400
Trust preferred capital securities	8,000	8,000
Other liabilities	1,206	1,587
Total liabilities	310,086	290,839

Shareholders’ Equity:
Common stock, par value $5.00 per
share, authorized 10,000,000 shares;
Issued and outstanding at September 30, 2003 - 3,642,818
Issued and outstanding at December 31, 2002 – 3,531,778	18,214	17,659
Capital surplus	599	599
Retained earnings (deficit)	(2,351)	(3,141)
Accumulated other comprehensive income	(890)	385
Total shareholders’ equity	15,572	15,502

Total liabilities and shareholders’ equity	$ 325,658	$ 306,341

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Income

(In Thousands, Except Share and Per Share Data)

	(Unaudited)		(Unaudited)
	Quarter Ended		For the Nine Months
	September 30,		Ended September 30,
	2003	2002	2003	2002
Interest income
Interest and fees on loans	$ 3,302	$ 4,022	$ 10,486	$ 10,566
Interest on securities available for sale
Taxable	840	550	2,223	1,127
Tax Exempt	0	25	0	35
Dividends	26	35	83	60
Interest on federal funds sold	1	8	14	51
Total interest income	4,169	4,640	12,806	11,839
Interest expense
Interest on deposits	1,510	2,127	4,915	5,756
Interest on other borrowings	200	178	614	258
Total interest expense	1,710	2,305	5,529	6,014

Net interest income	2,459	2,335	7,277	5,825

Provision for loan losses	300	655	600	1,537
Net interest income after provision
for loan losses	2,159	1,680	6,677	4,288
Non-interest income
Service charges on deposit accounts	50	27	118	32
Gains/fees on mortgage loans held for sale	865	1,256	3,069	1,863
Gain on sale of securities	(35)	0	452	0
Other operating income	222	261	115	450
Total other income	1,102	1,544	3,754	2,345
Non-interest expense
Salaries and employee benefits	1,474	2,382	4,695	5,476
Net occupancy expense of premises	562	608	1,665	1,405
Advertising	14	66	75	179
Other operating expenses	933	1,497	2,799	2,726
Total other expense	2,983	4,553	9,234	9,786

Income (loss) before income taxes	278	(1,329)	1,197	(3,153)
Income tax expense (benefit)	95	(419)	407	(1,058)
Net income (loss)	$ 183	$ (910)	$ 790	$ (2,095)
Earnings per weighted average share:
Net income (loss) per share, basic	$ 0.05	$ (0.25)	$ 0.22	$ (0.61)
Net income (loss) per share, diluted	$ 0.05	$ (0.25)	$ 0.20	$ (0.61)
Dividends per share	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Weighted average shares outstanding:
Basic	3,642,818	3,655,826	3,534,024	3,431,925
Diluted	3,942,323	3,655,826	3,857,335	3,431,925

See Accompanying Notes to Consolidated Financial Statements.

 MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2003 and 2002

(In Thousands)

(Unaudited)

				Accumulated
			Retained	Other
	Common	Capital	Earnings/	Comprehensive
	Stock	Surplus	Deficit	Income (Loss)	Total

Balances - December 31, 2001	$ 11,203	$ -	$ 342	$ (19)	$ 11,526

Sale of common stock (1,437,500 shares)	7,187	759			7,946
Change in other comprehensive income (loss)				436	436
Repurchase of common stock (57,000 shares)	(285)	(73)			(358)
Net income (loss)			(2,095)		(2,095)

Balances – September 30, 2002	$ 18,105	$ 686	$ (1,753)	$ 417	$ 17,455

Balances - December 31, 2002	$ 17,659	$ 599	$ (3,141)	$ 385	$ 15,502

Change in other comprehensive income (loss)				(1,275)	(1,275)
Exercise of stock options (111,040 shares)	555				555
Net income			790		790

Balances – September 30, 2003	$ 18,214	$ 599	$ (2,351)	$ 890	$ 15,572

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

	Unaudited
	For the Nine Months
	Ended September 30,
	2003	2002
Cash flows from operating activities
Net income (loss)	$ 790	$ (2,095)
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	600	1,537
Depreciation and amortization	801	638
Discount accretion and premium amortization on securities, net	570	206
Realized gain on sale of securities available for sale	(452)	0
Loss on disposal of assets	9	0
Decrease (increase) in loans held for sale, net	44,230	(19,468)
(Increase) decrease in other assets	(96)	(944)
Increase (decrease) in other liabilities	(183)	(253)
Net cash provided by operating activities	46,269	(20,379)
Cash flows from investing activities
Decrease (increase) in federal funds sold	(12,060)	7,421
Decrease (increase) in loans receivable, net	(15,688)	(67,243)
Purchase of securities available for sale	(101,565)	(45,825)
Sales of securities available for sale	50,113	0
Paydown of securities available for sale	12,552	8,728
Purchase of bank premises and equipment	(271)	(1,523)
Proceeds from disposal of property	21	0
Net cash used in investing activities	(66,898)	(98,442)
Cash flows from financing activities
Net increase in deposits	18,641	81,327
Proceeds from issuance of common stock	555	7,946
Increase (decrease) in FHLB borrowings	4,500	16,000
Repurchase of common stock	0	(358)
Increase in trust preferred securities	0	8,000
Increase (decrease) in funds purchased and securities sold under
agreement to purchase	(3,513)	9,670
Net cash provided by financing activities	20,183	122,585
Increase (decrease) in cash and cash equivalents	(446)	3,764
CASH AND CASH EQUIVALENTS
Beginning	4,959	756
Ending	$ 4,513	$ 4,520

Supplemental disclosures
Non-cash investing and financing activities-
Unrealized gain (loss) on securities available for sale	$ (1,349)	$ 436
Loans moved from held for sale to held to maturity	$ 19,378	$ 0
Cash paid for interest	$ 6,087	$ 6,066
Cash paid for taxes	$ 0	$ 521

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Notes to Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2003 and 2002

(Unaudited)

Note 1.

General

Millennium Bankshares Corporation (the “Company”) is a bank holding company headquartered in Reston, Virginia.  We were incorporated in 1998 and began operations in April 1999.  We provide services through our principal operating subsidiary, Millennium Bank, N. A. (the “Bank”).  We presently operate six banking offices in Reston, Great Falls, Herndon, Colonial Heights, and Richmond, Virginia, and a loan production office in Warrenton, Virginia.  We are a community bank providing, through our branches and over the Internet, a broad range of commercial and retail banking services designed to meet the needs of businesses and consumers in the communities we serve.  We emphasize local decision making within our organization and provide personal service to our customers.  By combining the technological support, products and services that our customers demand with direct access to senior management and responsive customer service, we work to foster a business and consumer banking environment that allows us to effectively compete in our particular market with other financial institutions of all sizes.

The accompanying consolidated financial statements have been prepared in accordance with the requirements of the rules and regulations of the Securities and Exchange Commission.  As a result, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, however, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003 and the results of operations for the three and nine months ended September 30, 2003 and 2002.

These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.  The results of operations for the nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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

(Dollars in Thousands, Except Per Share Data)	Nine Months Ended September 30,
	2003	2002

Net income (loss) as reported	$ 790	$ (2,095)

Deduct: Total stock based employees’
compensation expense determined
under fair value based method for all
awards, net of related tax effects	$ (11)	$ (129)

Pro forma	$ 779	$ (2,224)

Earnings per share:
Basic – as reported	$ .22	$ (.61)
Basic – pro forma	$ .22	$ (.65)

Diluted – as reported	$ .20	$ (.61)
Diluted – pro forma	$ .20	$ (.65)

(Dollars in Thousands, Except Per Share Data)	Three Months Ended September 30,
	2003	2002

Net income (loss) as reported	$ 183	$ (910)

Deduct: Total stock based employees’
compensation expense determined
under fair value based method for all
awards, net of related tax effects	$ -	$ (43)

Pro forma	$ 183	$ (953)

Earnings per share:
Basic – as reported	$ .05	$ (.25)
Basic – pro forma	$ .05	$ (.26)

Diluted – as reported	$ .05	$ (.25)
Diluted – pro forma	$ .05	$ (.26)

Note 3.

Securities

Securities available for sale as of September 30, 2003 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
(In Thousands)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$ 59,061	$ 95	$ (1,118)	$ 58,038
Mortgage backed securities	30,979	11	(338)	30,652
Other	2,737	-	-	2,737
	$ 92,777	$ 106	$ (1,456)	$ 91,427

Note 4.

Loans

The consolidated loan portfolio is composed of the following:

	September 30,	December 31,
	2003	2002
	(In Thousands)
Real Estate loans	$ 80,999	$ 102,289
Commercial	83,948	53,391
Construction	11,386	3,926
Total real estate loans	176,333	159,606
Commercial loans	10,852	15,446
Consumer loans	5,064	2,617
Overdrafts	74	13
Subtotal	192,323	177,682
Allowance for loan losses	(2,984)	(3,499)
Deferred loan costs	100	168
Loans, net	$ 189,439	$ 174,351

Note 5.

Reserve for Loan Losses

The following is a summary of transactions in the reserve for loan losses:

	September 30,	December 31,
	2003	2002
	(In Thousands)
Balance at January 1	$ 3,499	$ 1,391
Provision charged to operating expense	600	3,253
Recoveries added to the reserve	4	43
Loan losses charged to the reserve	(1,119)	(1,188)
Balance at the end of the period	$ 2,984	$ 3,499

Note 6.

Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock for the three and nine months ended September 30, 2003.

	Nine Months Ended		Nine Months Ended
	September 30, 2003		September 30, 2002
(Dollars in Thousands, Except Per Share Data)	Weighted Average	Per Share	Weighted Average	Per Share
	Shares	Amount	Shares	Amount

Basic EPS	3,534	$ 0.22	3,432	$ (0.61)

Effect of dilutive securities:
warrants	231
stock options	92
Diluted EPS	3,857	$ 0.20	3,432	$ (0.61)

	Three Months Ended		Three Months Ended
	September 30, 2003		September 30, 2002
(Dollars in Thousands, Except Per Share Data)	Weighted Average	Per Share	Weighted Average	Per Share
	Shares	Amount	Shares	Amount

Basic EPS	3,643	$ 0.05	3,656	$ (0.25)

Effect of dilutive securities:
warrants	216
stock options	83
Diluted EPS	3,942	$ 0.05	3,656	$ (0.25)

Note 7.

Recent Accounting Pronouncements

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

On January 1, 2003, the Company adopted FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others.  FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Bank has performance letters of credit.  Performance letters of credit require the  Bank to make payments if the customer fails to perform certain non-financial contractual obligations.  The Bank previously did not record a liability when guaranteeing obligations, unless it became probable that the Bank would have to perform under the guarantee.  FIN 45 applies prospectively to any guarantees the Company issues or modifies subsequent to December 31, 2002.  The Company defines the initial fair value of the letters of credit as the fee received from the customer.  The fees collected as of September 30, 2003 were immaterial.  The maximum potential undiscounted amounts of future payments of letters of credit under FIN 45 as of September 30, 2003 are approximately $1.1 million, all of which will expire by August 25, 2004.  Amounts due under these letters of credit would be reduced by any proceeds that the Bank would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.  The Company has not recorded any contingent liabilities related to these letters of credit.

The Bank has entered into a performance indemnification agreement with one of its mortgage investors.  The agreement requires the Bank to repurchase any of 23 stated mortgage loans if they become ninety (90) days past due.  The maximum amount of the guarantee at September 30, 2003 was approximately $1.1 million.  Notice has been received that $81,597 in loans must be repurchased by the Bank. The Company has not recorded any contingent liabilities related to this performance indemnification agreement.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Critical Accounting Policies

General

The financial condition and results of operations presented in the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements and management’s discussion and analysis are, to a large degree, dependent upon the accounting policies of the Company.  The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.

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

Allowance for Loan Losses

The Company monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio.  The Company maintains policies and procedures that address the systems of control over the following areas of maintenance of the allowance: the systematic methodology used to determine the appropriate level of the allowance to provide assurance that the allowance for loan losses is maintained in accordance with accounting principles generally accepted in the United States of America; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; and the loan grading system.

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

For loans without individual measures of impairment, the Company makes estimates of losses for groups of loans as required by SFAS 5.  Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and the general collateral type.  A loss rate reflecting the expected loss inherent in a group of loans is derived based upon estimates of default rates for a given loan grade, the predominant collateral type for the group and the terms of the loan.  The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions of the portfolio of loans, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

The amount of estimated impairment for individually evaluated loans and groups of loans is added together for a total estimate of loans losses.  This estimate of losses is compared to the allowance for loan losses of the Company as of the evaluation date and, if the estimate of losses exceeds the allowance, an additional provision to the allowance would be made.  If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates.  If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses.  The

Company recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high.  If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Consolidated Financial Statements.

Financial Summary

For the nine months ended September 30, 2003, the Company reported net income of $790,000, or $0.22 per share and $0.20 per diluted share, compared to a net loss of $2.1 million, or $(0.61) per share and $(0.61) per diluted share for the same period in 2002.  The significant increase in net income is primarily attributable to changes made to reduce expenses and to gains taken on the sale of investment securities.  In addition, the net loss for the nine months ended September 30, 2002, was attributable to accounting revisions and writedowns and legal expenses related to an unprofitable business venture.  The annualized return on average assets and return on equity for the nine month periods ended September 30, 2003, are .33% and 6.76% respectively, compared to (1.07%) and (16.89%) for the comparable period in 2002.

Total assets for the company increased to $325.7 million at September 30, 2003 compared to $306.3 million at December 31, 2002, representing an increase of $19.4 million or 6.3%.  Loans, net of reserve for loan losses, at September 30, 2003 were $189.4 million, an increase of $15.0 million from the December 31, 2002 balance of $174.4 million. This increase was due to a concerted effort to increase commercial lending. The investment portfolio increased 67.5% to $91.4 million at September 30, 2003 compared to $54.6 million at December 31, 2002.  Deposits increased $18.6 million to $277.1 million at September 30, 2003 from $258.5 million at December 31, 2002.  The Company has selectively used brokered deposits in addition to borrowings from the Federal Home Loan Bank.  Branch expansion and increased advertising have promoted awareness of the Company and resulted in additional business.

Shareholders’ equity was $15.6 million at September 30, 2003.  This amount represents an increase of .6% from the December 31, 2002 balance of $15.5 million.  Shareholders’ equity was increased by 2003 earnings and the exercise of stock options and decreased by the change in other comprehensive income.  Other comprehensive income is the change in the market value of the investment portfolio due to changes in rates.  Book value per share was $4.27 at September 30, 2003 and $4.39 at December 31, 2002.

Net Interest Income

Net interest income is a major component of the Bank’s earnings and is equal to the amount by which interest income exceeds interest expense.  Interest earning assets consist primarily of loans and securities, while deposits and borrowings represent the major portion of interest bearing liabilities.  Changes in the volume and mix of assets and liabilities, as well as changes in the yields and rates paid, determine changes in net interest income.  The net interest margin is calculated by dividing net interest income by average interest earning assets.

Our net interest margin is sensitive to the volume of mortgage loan originations.  Loans originated by our mortgage subsidiary are sold, servicing released, in the secondary mortgage market.  When the volume of mortgage loan originations increases, typically in a declining interest rate environment, funds advanced in settlement of mortgage loans increase, pending delivery of the loans to the loan purchaser.  Until a mortgage loan is transferred to the purchaser, we receive interest on the loan at the note rate.  While such funds advanced contribute to net interest income, the interest rate spread on mortgage loans held for sale is not as great as the spread on our loan portfolio, which normally carries a higher interest yield.  Thus, as funds advanced in settlement of mortgage loans increase, the interest spread and the net interest margin decrease.

Net interest income amounted to $7.3 million for the first nine months of 2003 compared to $5.8 million for the same period in 2002.  The increase is largely due to growth in the investment portfolio and reduced rates paid for deposits.  Net interest income for the quarter ended September 30, 2003 was $2.5 million compared to $2.3 million for the same period in 2002.   This slight increase is due to declining rates of loans, increased investment securities and declining rates paid on deposits.  It should be noted that the margin has been decreasing due to lower interest rates on earning assets while still paying higher rates on certificates of deposit maturing in future years.

The following table lists the composition of interest earning assets and interest bearing liabilities with their respective income or expense and annualized yields.

	Nine Months Ended September 30, 2003
		Interest	Average
	Average	Income/	Yield/
	Balance	Expense	Rate
(Dollars in thousands)
Assets
Interest earning assets:
Securities	$ 82,460	$ 2,306	3.73%
Loans	222,848	10,486	6.27%
Federal funds sold	3,903	14	0.48%
Total interest-earning assets/total interest income	309,211	12,806	5.52%
Non-interest earning assets:
Other assets	7,947
Total non-interest earning assets	7,947
Total assets	317,158	12,806
Liabilities and Stockholders’ Equity
Interest bearing liabilities:
NOW	8,696	61.94%
Savings/Money Market	138,714	1,842	1.77%
Certificates of deposit	105,779	3,012	3.80%
Total interest bearing deposits	253,189	4,915	2.59%
FHLB advances and other borrowings	29,025	614	2.82%
Total interest bearing liabilities/total interest expense	282,214	5,529	2.61%
Non-interest bearing liabilities:
Demand deposits	18,246
Other liabilities	918
Total liabilities	301,378
Stockholders’ equity	15,780
Total liabilities and stockholders’ equity	$ 317,158	$ 5,529
Interest spread (1)			2.91%
Net interest income/net interest margin (2)		$ 7,277	3.14%

(1)

Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(2)

Net interest margin is net interest income, expressed as a percentage of average earning assets.

Non-Interest Income

Non-interest income consisting of fees from deposit accounts and mortgage banking, for the first nine months of 2003 increased to $3.8 million compared to $2.3 million for the first nine months of 2002. A large component of non-interest income for the first nine months of 2003 was $452,000 in net securities gains. Service charges on deposit accounts for the first nine months of 2003 totaled $118,000 compared to $32,000 for the same period in 2002, an increase of $86,000.  This increase is attributable to the opening of three new branches in 2003 and increased service charges on accounts.  Fees on loans held for sale increased to $3.1 million for the first nine months of 2003 from $1.9 million for the same period in 2002.  As discussed in Note 1 of this report, fees and estimated gains and losses on loans held for sale in 2002 were revised in the amended and restated Quarterly Report on Form 10-QSB for the period ended March 31, 2002.  During the first six months of 2003, mortgage banking income increased due to the high volume of refinancing.  During the third quarter of 2003, this income has decreased due to higher interest rates on mortgage loans. Management continues to review alternative methods, such as service fees, SBA lending and sales and increased activities at the brokerage subsidiary, that may provide non-interest income.

 Non-interest income for the quarter ended September 30, 2003 decreased $442,000 from $1.5 million to $1.1 million as compared to the same period in 2002.  Service charges increased $23,000 from $27,000 in the comparable period in 2002.  Part of this increase is due to three new branches and a concerted effort not to waive service charges.  Fees and gains on the sale of mortgage loans decreased from $1.3 million to $865,000 due to a lower volume of residential mortgage loans closed.  Included in the third quarter 2003 are investment losses of $35,000.

Non-Interest Expense

Total non-interest expense includes employee-related costs, occupancy and equipment expense and other overhead.  Total non-interest expense was $9.2 million for the first nine months of 2003 compared to $9.8 million for the same period in 2002, a 6.1% decrease. Salaries and benefits expense decreased 14.6% from $5.5 million for the nine months ended September 30, 2002 to $4.7 million for the nine months ended September 30, 2003. Salaries and benefits decreased in 2003 due to a decrease in commissions paid to mortgage loan officers, staff reductions, and an increased amount taken as a credit against salaries under FASB 91 on commercial loans.  Occupancy increased $260,000, or 18.5%, from $1.4 million for the nine months ended September 30, 2002 to $1.7 million for the same period in 2003.  The Company operated three more branches during all of 2003.  Two of the new branches were opened in the third quarter of 2002 while the branch in Colonial Heights opened in the fourth quarter of 2002. This contributed to increases in salary and benefits as well as increases in occupancy and equipment expenses.  Other operating expenses (consisting of advertising and other operating expenses) stayed the same at $2.9 million for the nine month periods in both years.  Included in 2003 are settlement costs and legal expenses associated with the Go Lender Direct vs. Tammara Lanning lawsuit and the settlement of the lawsuit with U. S. Mortgage Funding, Inc., increased franchise taxes owed to the Commonwealth of Virginia, and consulting fees incurred to comply with the memorandum of understanding (see “Regulatory Matters” on page 19).  Included in 2002 were legal expenses associated with the lawsuit with U.S. Mortgage Funding in addition to consulting and accounting bills associated with the restatement of earnings and a review of mortgage operations.

For the quarter ended September 30, 2003, non-interest expense decreased $1.6 million, or 34.8% from $4.6 million in 2002 to $3.02 million in 2003.  Salaries and employee benefits decreased $900,000, or 37.5%.  Most of this decrease has come from the decrease in commissions paid to the mortgage loan officers with their decreased volume. An amendment to the chief executive officer’s employment contract reduced third quarter salaries by $39,135. The amendment calls for Mr. Markley to be given options to purchase 31,688 shares of common stock in lieu of $78,270 in compensation for the last half of 2003. Operating expenses also included the settlement costs in the U.S. Mortgage Funding lawsuit. U.S. Mortgage Funding was a 49% owner in a limited liability corporation with the Bank.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2003 was $3.0 million compared to $3.5 million at December 31, 2002.  The provision for loan losses for the first nine months of 2003 was $600,000, a decrease of $937,000 from $1.5 million for the nine month period ended September 30, 2002.  The allowance for loan losses was 1.4% of total loans outstanding at September 30, 2003.  Net charge-offs as a percentage of loans was .005% for the nine months ended September 30, 2003, and there were no loans past due 90 days or more at September 30, 2003. Management believes the allowance for loan losses is adequate to cover credit losses anticipated or inherent in the loan portfolio at September 30, 2003.  Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

The Company is a one-bank holding company.  Sources of capital are the capital markets and dividends paid to the Company by the Bank which are generated from earnings.  At the present time due to regulatory limitations, the Bank is unable to pay dividends to the Company.

Shareholders’ equity at September 30, 2003 and December 31, 2002 was $15.6 million and $15.5 million, respectively.  During the first quarter of 2002, the Company completed the first public offering of its common stock totaling 1,437,500 shares of common stock at an offering price of $6.00 per share. During the last half of 2002, the Company repurchased 153,700 shares at prices ranging from $6.00 to $6.44.  These repurchased shares have been retired.   During the second quarter of 2003, options of 111,040 were exercised.  The outstanding shares at September 30, 2003, were 3,642,818.

At September 30, 2003 the Company’s tier 1 and total risk-based capital ratios were 9.93% and 13.06%, respectively, compared to 9.88% and 13.48% at December 31, 2002.  The Company’s leverage ratio was 6.44% at September 30, 2003 compared to 6.07% at December 31, 2002.  The Company’s capital structure places it above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

The Bank’s primary sources of funds are deposits, borrowings, prepayments and repayments of outstanding loans and investments, and loan sales.  While scheduled payments from the amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  Excess funds are invested in overnight deposits to fund cash requirements experienced in the normal course of business.

The Bank has the ability to raise secured borrowings through the Federal Home Loan Bank and Community Bankers Bank.  At September 30, 2003, the Bank had secured loans with the Federal Home Loan Bank of $17.0 million and with Community Bankers Bank of $5.4 million. Unsecured borrowings are also available from Community Bankers Bank and Compass Bank.  In addition, the Bank can purchase brokered deposits from various investment firms.  Management believes that the Bank has sufficient liquidity to meet its needs.

Interest Sensitivity

The nature of the banking business, which involves paying interest on deposits at varying rates and terms and charging interest on loans at other rates and terms, creates interest rate risk.  As a result, earnings and the market value of assets and liabilities are subject to fluctuations, which arise due to changes in the level and direction of interest rates.  Management’s objective is to minimize the fluctuation in the net interest margin caused by changes in interest rates using cost-effective strategies and tools.

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

At September 30, 2003, the Bank had $116.5 million more assets than liabilities that reprice within one year or less and therefore was in an asset sensitive position.  A positive gap can adversely affect earnings in periods of decreasing interest rates.  This positive position is the result of the held for sale mortgage loan portfolio.

The Bank has an Asset/Liability Committee, which reviews deposit pricing, changes in borrowed money, investment activity, loan sale activities, liquidity levels and the overall interest sensitivity.  The actions of this committee are reported to the Board of Directors at least quarterly.  The Chief Financial Officer manages the daily monitoring of interest rate risk, investment activity, along with any other significant transactions with input from other committee members.

The following table presents the amounts of the Bank’s interest-sensitive assets and liabilities that mature or reprice in the periods indicated.

	September 30, 2003
	Maturing or Repricing In:
	3 Months	4-12	1-5	Over
	or less	Months	Years	5 Years
(Dollars in thousands)
Interest-sensitive assets:
Loans (1)	$ 93,503	$ 27,874	$ 77,148	$ 14,409
Investments (2)(4)	19,515	21,649	42,240	6,643
Federal funds sold	12,115	0	0	0
Total interest-sensitive assets	127,133	49,523	119,388	21,052

Cumulative interest-sensitive assets	127,133	176,656	296,044	317,096
Interest-sensitive liabilities:
NOW accounts(3)	754	2,260	4,660	1,433
Savings/Money Market deposit accounts(3)	10,233	33,327	68,768	21,164
Certificates of deposit	11,887	31,304	72,527	1,298
Borrowed money	21,330	5,400	5,000	0
Total interest-sensitive liabilities	44,204	72,291	150,955	23,895

Cumulative interest-sensitive liabilities	44,204	116,495	267,450	291,345
Period gap	$ 82,929	$(22,768)	$ (31,567)	$ (2,843)
Cumulative gap	$ 82,929	$ 60,161	$ 28,594	$ 25,751
Ratio of cumulative interest-sensitive assets
to cumulative interest-sensitive liabilities	287.61%	151.64%	110.69%	108.84%
Ratio of cumulative gap to total assets	25.47%	18.47%	8.78%	7.91%

Total Assets	$325,658	$325,658	$325,658	$325,658

(1)

Includes mortgage loans held for sale.

(1)

Excludes Federal Reserve Stock, Federal Home Loan Bank, and Community Bankers Bank stock.

(2)

Assumed to not be sensitive to interest rates.

(3)

Anticipates prepayments on GNMA, FNMA, and FHLMC pools.

Contractual principal repayments of loans do not necessarily reflect the actual term of the Bank’s loan portfolio.  The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and enforcement of due-on-sale clauses, which give the Bank the right to declare a loan immediately due and payable in the event, among other things, the borrower sells the real property subject to the mortgage and the loan is not repaid.  In addition, certain borrowers increase their equity in the security property by making payments in excess of those required under the terms of the mortgage.

Investments

At September 30, 2003, the Bank had $91.4 million in total available for sale securities, an increase of 67.4% from $54.6 million at December 31, 2002.  The increase reflects the net effect of purchases, sales, calls, and prepayments of these securities.   As mortgage loans held for sale were sold into the secondary market and commercial loan demand was still low, the investment portfolio was increased significantly during the first two quarters of 2003.

The following table sets forth the maturity distribution of the investment portfolio at September 30, 2003 based on book value.

Maturity Distribution	1 Year or	1 Year	5 Years	After
(Dollars in thousands)	Less	to 5 Years	to 10 Years	10 Years

U. S. Agency issues	$ 0	$ 2,631	$54,853	$32,556
Other corporate issues	-	-	-	2,050
Federal Reserve Bank stock	-	-	-	687
Total Maturity Distribution	$ 0	$ 2,631	$54,853	$35,293

Loans

Net loans consist of total loans, deferred loan fees and the allowance for loan losses, and exclude loans held for sale.  Net loans were $189.4 million at September 30, 2003, which is an increase of $15.0 million or 8.6% over the December 31, 2002 balance of $174.4 million.   Mortgage loans and Small Business loans held for sale were $20.5 million at September 30, 2003, a decrease of $44.2 million or 68.3% over the December 31, 2002 balance of $64.7 million.   The Company increased its efforts to reduce the amount of loans held for sale outstanding to improve liquidity and lower market risk.

The maturity distribution of the loans are shown in the following table:

Maturity Distribution	1 Year or	1 Year	5 Years	After
(Dollars in thousands)	Less	to 5 Years	to 10 Years	10 Years

Loans	$ 21,557	$ 38,109	$ 26,345	$106,445

Regulatory Matters

During the course of a routine review of the Bank by the Office of the Comptroller of the Currency in 2002, examiners identified certain supervisory issues.  After discussions with the regulatory authorities concerning these issues, the Bank entered into an informal memorandum of understanding on November 21, 2002, with respect to the following issues: policies and procedures, growth limited to 10% per year with no more than 5% in any one calendar quarter, increased oversight by the Board of Directors of the activities of the Bank concerning financial and internal controls, internal audit, asset/liability management, loan review, budgeting and profitability tracking, transactions with affiliates, and additional products and services.  A memorandum of understanding is characterized by regulatory authorities as an informal action, that is not published or publicly available and is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or order.

The Company and the Bank have implemented many of the changes that the memorandum of understanding requires.  Subsequent examinations support management’s opinion of the progress that has been made in meeting the requirements of the memorandum of understanding.  It is the goal of management to seek relief from this supervisory action in 2004. None of these changes, including the limits on asset growth, is expected to adversely affect operations or earnings of the Company or the Bank.

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

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded.  This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.  There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

In connection with an unsuccessful business venture in Baltimore, Maryland that was closed in April 2002, the Bank filed, on April 16, 2002 in the Circuit Court of Baltimore County, Maryland, a lawsuit seeking injunctive relief, an accounting and damages against U. S. Mortgage Funding, Inc., a Delaware corporation (“U.S. Mortgage”), the 49% owner and former manager of the venture, a Virginia limited liability company.  U.S. Mortgage and certain of its affiliates have counterclaimed against the Bank and the business venture seeking compensatory damages on ten counts ranging from $2.5 million to $100.0 million and punitive damages on six counts from $2.5 million to $250.0 million.  The lawsuit was settled October 8, 2003. See “Non-Interest Expense” above.

Item 2.  Changes in Securities.

              None

Item 3.  Defaults upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.

Exhibits and Reports on Form 8-K.

(a)

Exhibits

10.1

Amendment to Employment Agreement of Carroll C. Markley dated November 13, 2003.

31.1

Certification of Chief Executive Officer pursuant Rule 13a-14(a).

31.2

Certification of Chief Financial Officer pursuant Rule 13a-14(a).

32.1

Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2

Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)

Reports on Form 8-K

The Company furnished a Current Report on Form 8-K with the Securities and Exchange Commission on July 17, 2003.  The Form 8-K reported items 7 and 12 (under item 9) and attached as an exhibit and incorporated by reference a press release that reported the Company’s financial results for the quarter ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM BANKSHARES CORPORATION

    (Registrant)

Date:  November 13, 2003

/s/ Carroll C. Markley

Carroll C. Markley

Chairman of the Board & CEO

Date:  November 13, 2003

/s/ Janet A. Valentine

Janet A. Valentine

Chief Financial Officer

Exhibit Index

Exhibit No.

Description

10.1

Amendment to Employment Agreement of Carroll C. Markley dated November 13, 2003.

31.1

Certification of Chief Executive Officer pursuant Rule 13a-14(a).

31.2

Certification of Chief Financial Officer pursuant Rule 13a-14(a).

32.1

Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2

Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.