Form 10KSB
period 2003-12-31
MILLENNIUM BANKSHARES CORP
filed 2004-03-30
CIK 1158678

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number: 0-49611

MILLENNIUM BANKSHARES CORPORATION

(Name of small business issuer in its charter)

Virginia	54-1920520
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Washington Plaza Reston, Virginia	20190
(Address of principal executive offices)	(Zip Code)

(703) 464-0100

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of each exchange on which registered
None	n/a

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $5.00 per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s gross income for its most recent fiscal year was $21,373,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price of such stock on February 20, 2004, as reported on the Nasdaq SmallCap Market, was approximately $24,643,070.

The number of outstanding shares of Common Stock as of March 17, 2004 was 3,642,818.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2004 Annual Meeting of Shareholders – Part III

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

Millennium Bankshares Corporation (“Millennium”) is a financial holding company headquartered in Reston, Virginia. We were incorporated in 1998 and began operations in April 1999. We provide commercial and consumer banking services through Millennium Bank. At December 31, 2003 we had total consolidated assets of $313.4 million, deposits of $272.1 million and stockholders’ equity of $15.9 million.

Millennium Bank is a nationally chartered community bank with six banking offices – two in Reston, Virginia and one each in Great Falls, Herndon, Colonial Heights, and Richmond, Virginia. Four of our banking offices are situated in Fairfax County, Virginia, just west of Washington, D.C. and two are located in the Richmond, Virginia metropolitan area. Our branches are located in growing counties. The population of Fairfax County grew from 818,584 in 1990 to 969,749 in 2000, and the combined population of Henrico County and Chesterfield County where our Richmond area branches are located, grew from 217,881 in 1990 to 262,300 in 2000.

We own a community bank, which provides a broad range of commercial and retail banking services designed to meet the needs of businesses and consumers in the communities we serve. We emphasize local decision-making within our organization and provide attentive personal service to our customers. By combining the technological support and products and services that our customers demand with direct access to senior management and responsive customer service, we seek to foster a business and consumer banking environment that allows us to effectively compete in our particular market with other financial institutions of all sizes.

Even though we are a small bank, we seek to provide our customers with the technological support that banking in today’s market requires. We offer 24 hour a day, seven day a week internet banking services. These services allow consumers and businesses to view accounts, make transfers, submit wire transfer requests, pay bills and place stop payments on checks.

Subsidiaries

We conduct primarily all of our business through Millennium Bank and its wholly and majority owned subsidiaries. The subsidiaries other than Millennium Capital are not material to the business of Millennium or Millennium Bank.

The subsidiaries listed in the following table originate, process, and underwrite first and second trust residential mortgage loans.

Subsidiary	Location	Nature of Business	Date Established
Millennium Capital	Reston, VA	Wholesale and Retail Lending	May 1999
Millennium Wholesale Lending	Reston, VA	Wholesale Lending	May 2001
Millennium Sunbelt Mortgage	Las Vegas, NV	Retail Lending	Dec. 2001

Millennium Bankshares Corporation is the sole shareholder of Millennium Brokerage Services, Inc., which offers securities brokerage services, financial analysis, professional money management, stocks, bonds and mutual funds through UVEST. We have notified UVEST that the relationship will be terminated in the first half of 2004 and we have signed an agreement with MetLife Securities, Inc. to provide retail securities brokerage services to our customers. We formed Millennium Financial, Inc. on February 23, 2004, to provide insurance services to our bank customers through Metropolitan Life Insurance Company.

In addition, we are a majority owner of Millennium e-Banking Solutions, L.L.C. This entity is currently marketing a proprietary financial software solution through Millennium Bank.

Strategy

We have been in operation for just under five years, and an important part of our business is our current and future strategies. Our strategies include the following goals:

•	We will attract customers by providing the financial sophistication and breadth of products of a regional bank while maintaining the quick response and service of a community bank. In our first four years of operations, we have established a diverse product line, including commercial, Small Business Administration, consumer, and mortgage loans. We also have introduced securities brokerage services and insurance.

•	We will increase net income and return to shareholders through continued quality loan growth, while controlling the cost of our deposits and non-interest expense.

•	Our diverse array of commercial and Small Business Administration loan products will account for an increasing percentage of our loan portfolio. Mortgage loan production will continue to be important, but we intend to be less dependent on mortgage lending in the future. We are expanding our branch network to increase our core deposits, reduce our dependence on brokered deposits and attract additional small business customers.

•	Commercial lending will be the driving product, together with Small Business Administration loans. The mortgage banking area will continue to shift from internet lending to less risky and traditional mortgage banking.

Market Area

We consider our target market to be the greater Washington metropolitan area, which we define as the District of Columbia, the northern Virginia counties of Fairfax, Fauquier, Loudoun and Prince William, and the Maryland counties of Frederick, Montgomery and Prince George’s. Our target market also includes Richmond, Virginia and the surrounding counties of Chesterfield and Henrico.

According to the 2000 U.S. Census data, the population of the greater Washington metropolitan area was approximately 4.5 million people. The average of the median household income figures reported in the 2000 U.S. Census for each of the 15 jurisdictions comprising the greater Washington metropolitan area was approximately $64,200, compared to a national median household income of approximately $42,000. Based on estimates released by the Bureau of Labor Statistics of the U.S. Department of Labor for September 2003, the unemployment rate for the greater Washington metropolitan area was approximately 3.3%, compared to a national unemployment rate of 5.8%. According to 2000 U.S. Census figures, approximately 44% of adults at least 25 years of age in this area have a bachelor’s degree or higher, compared to approximately 24% nationally. As of June 30, 2003, total deposits in this area were approximately $104 billion.

Our headquarters is located approximately 20 miles west of Washington, D.C., in Reston, Virginia, which is in Fairfax County. The 2000 U.S. Census data indicates that Fairfax County is the most populous county in Virginia with a population of approximately one million people and a median household income of over $81,000. Based on estimates released by the Bureau of Labor Statistics of the U.S. Department of Labor for September 2003, the unemployment rate in Fairfax County was 2.4%. The U.S. Census data shows that over 54% of Fairfax County adults at least 25 years old have a bachelor’s degree or higher.

Competition

Our headquarters is in the Reston-Herndon market area where there is a limited community bank presence. It is a community serviced by the branches of large regional banks that are headquartered, for the most part, in cities outside the Washington D.C. Metropolitan area. Our market area is a highly competitive, highly branched banking market. We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Fairfax County market area and elsewhere.

Competition in the market area for loans to small businesses and professionals is intense, and pricing is important. Most of our competitors have substantially greater resources than Millennium. Many competitors offer services, such as extensive branch networks and trust services, we currently do not provide. Moreover, larger institutions operating in the Northern Virginia market have access to borrowed funds at lower costs than are available to the Bank. Deposit competition among institutions in the market area also is strong. As a result, it is possible that we will pay above-market rates to attract deposits. According to a market share report prepared by the FDIC, we held 0.22% of deposits in the Fairfax County market as of June 30, 2003, the most recent date for which market share information is available.

Credit Policies

The principal risk associated with each of the categories of loans in Millennium’s portfolio is the creditworthiness of its borrowers. Within each category, credit risk is increased or decreased, depending on prevailing economic conditions. In an effort to manage the risk of loans made, our policy gives loan approval limits to individual officers based on their position and experience. Loans that are held for sale are underwritten to investor guidelines. All fixed rate residential first mortgage loans are pre-sold prior to settlement on the loan.

Millennium Bank has written policies and procedures to help manage credit risk. We have implemented a loan review process that includes portfolio management strategy, underwriting standards and risk assessment guidelines, procedures for ongoing identification and management of credit deterioration, and regular portfolio reviews to establish loss exposure and to ascertain compliance with the Bank’s policies.

Millennium Bank uses an Officers Loan Committee and Directors Loan Committee to approve loans. The Officers Loan Committee, which consists of the Chairman and additional officers, meets as necessary to review most applications for loans that are intended to be held in the portfolio. A Directors Loan Committee, which currently consists of six directors, approves loans in excess of $1,000,000 that have been previously approved by the Officers Loan Committee. The Directors Loan Committee also reviews lending policies proposed by Management.

We obtain small business and commercial loans through direct solicitation of owners and continued business from customers. Completed commercial loan applications are reviewed by the Bank’s loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If commercial real estate is involved, information is also obtained concerning cash flow after debt service. Loan quality is analyzed based on the Bank’s experience and its credit underwriting guidelines, as well as guidelines issued by the Office of the Comptroller of the Currency.

In the normal course of business, the bank makes various commitments and incurs certain contingent liabilities, which are disclosed in the footnotes of its annual financial statements, including commitments to extend credit. At December 31, 2003, commitments to extend credit totaled $25.8 million.

Commercial Lending

General. Commercial business loans and commercial real estate loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields. To manage these risks, we generally secure appropriate collateral, obtain personal guarantees from principals, and monitor the financial condition of our business borrowers. The availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate. At December 31, 2003, commercial loans totaled $127.8 million, or 58.6% of the total loan portfolio.

We have implemented a credit review and monitoring system to review the cash flow of commercial borrowers. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from his employment and other income and are secured by real estate whose value tends to be easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by assets, such as commercial real estate, accounts receivable, equipment and inventory.

Real Estate Loans. Commercial real estate loans may be secured by various types of commercial real estate in Millennium’s market area, including multi-family residential buildings, commercial buildings and offices, small shopping centers and churches. In its underwriting of commercial real estate, the Bank may lend up to 80% of the secured property’s appraised value. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower’s creditworthiness and prior credit history and reputation, and generally requires personal guarantees or endorsements of borrowers. At December 31, 2003, commercial real estate loans totaled $94.9 million, or 43.5% of the total loan portfolio.

Construction Loans. Our loan policy allows for local construction loans, primarily to individual small builders on a limited basis. At December 31, 2003, there was $17.4 million in construction and land development loans outstanding in the commercial loan portfolio. The Bank will obtain a first lien on the property as security for its construction loans and personal guarantees from the borrower’s principal owners.

Small Business Lending. Today, the principal activity of the Bank’s commercial loan division is the origination of commercial mortgage and non-mortgage loans to small and medium sized businesses. We regularly use various loan guarantee loan programs offered through the Small Business Administration, including the 504 loan program, which is intended to help small and medium sized businesses avoid large down payments and floating interest rates that are typically associated with purchases of fixed assets used to expand operations. Whenever possible, the 504 loan program provides long-term and fixed rate financing for investment in fixed assets, primarily real estate and large/heavy equipment. At December 31, 2003, Small Business Administration loans totaled $13.2 million, or 10.33% of the commercial loan portfolio.

One-to-Four-Family Residential Real Estate Lending

Millennium Capital makes residential loans and sells them to investors in the secondary mortgage market. We originate both conforming and non-conforming residential loans. We make mortgage loans in our banking offices as well as through the mortgage banking subsidiaries of Millennium located in Reston and Richmond, Virginia, and Las Vegas, Nevada.

In 2003 as the mortgage refinancing boom peaked, many mortgage companies were posting record profits. Millennium Capital, however, did not return a profit to us in 2003. There are several reasons for this disappointment. The restructuring of the Millennium Capital organization, continued emphasis on internet mortgage banking, as well its loan product offerings and marketing focus, all contributed to this poor performance.

We began the reorganization of the Millennium Capital structure in the fourth quarter of 2002. The president of Millennium Capital resigned in November 2002. This, together with the loss of our most experienced loan officers, reduced loan production in 2003. An interim president of Millennium Capital was named in May 2003, to oversee the restructuring and guide us through compliance with the memorandum of understanding, pending the appointment of an experienced mortgage professional to lead Millennium Capital.

On November 18, 2003, James O’Brien was named president of Millennium Capital. He brings to us over 25 years in the mortgage industry and a wealth of sales knowledge. Since his arrival, Mr. O’Brien has recruited four managers and 22 additional mortgage loan officers. He continues to oversee the reorganization of the mortgage operations area to ensure that procedures and processes continue to support increasing loan volume.

As part of this reorganization, we changed the loan products we offer. Our focus shifted from a high emphasis on riskier second mortgage loans, where the loan amount exceeded the value of the collateral, to a focus on more traditional first mortgage loans and second mortgage loans with a loan to value ratio of 100% or less. We discontinued the production of the riskier second mortgage loans in January 2003. With this change, our lenders converted from originating the second mortgage loans to loan products where they lacked expertise. Hiring experienced first mortgage lenders was difficult during the mortgage refinancing boom in the first nine months of 2003. However, during the fourth quarter 2003, several very experienced, seasoned first mortgage lenders joined our team. The results of their efforts are expected to begin increasing our mortgage loan production volumes during the first quarter of 2004.

Additionally, Millennium Capital has shifted its first mortgage lending emphasis from internet referral lending to traditional referral sources, including personal contacts, realtor and construction industry relationships, advertising and cross-selling throughout our organization. Until November 2003, the majority of our first mortgage loan volume came from internet referral sources. We not only paid a modest fee for each lead, but a substantial fee of $500 or more for each loan that closed. At the same time, borrowers who use internet referral services shop strictly on the basis of price, so the gains from selling these loans usually are less than on loans where a borrower is referred by a builder or real estate agent for whom dependability and timely performance are important. This shift should provide business relationships that lead to repeat and ongoing business. It also relies on lender skill and expertise, rather than pricing alone, to attract customers.

Changes related to cost controls, reduction of overhead and salary expense were implemented in December 2003. Resource needs in staffing and outside services were thoroughly analyzed, based on cost benefit and loan production levels.

In addition to changing the management of Millennium Capital and the types of loans it offers, we have entered into an employment contract with Mr. O’Brien that is intended to limit our risk in the mortgage banking area. Under the contract, Millennium Bank will earn interest on its loans to Millennium Capital at 2.5% over our average cost of funds and receive a payment of $500 for each loan made by Millennium Capital, as well as reimbursement for expenses incurred in creating the loan. Mr. O’Brien will receive the net income of Millennium Capital, after payments of those fees and interest to Millennium Bank.

We may retain in our portfolio loans secured by one-to-four-family residences, some of which are located in our market area. We also may retain non-conforming adjustable rate mortgages for consumers that do not reside in our market area.

We evaluate both the borrower’s ability to make principal and interest payments and the value of the property that will secure the loan. We make first mortgage loans in amounts of up to 100% LTV of the appraised value of the underlying real estate, but retain in our portfolio some loans with an 80% LTV or less appraised value. We retain some second mortgage loans secured by property in various market areas. Second mortgage loans with a loan to value ratio over 95% are underwritten to institutional investor guidelines. For conventional loans in excess of 80% loan to value, private mortgage insurance is secured insuring the mortgage loans to 75% loan to value.

Our current one-to-four-family residential adjustable rate mortgage loans have interest rates that adjust every 1, 3, 5, or 7 years, based on a spread over the rates on one-year U.S. Treasury bills. Millennium’s adjustable rate mortgage loans generally limit interest rate increases to 2% each rate adjustment period and have an established ceiling rate at the time the loans are made of up to 6% over the original interest rate. Borrowers are qualified at the first year interest rate plus 2%. There are risks resulting from increased costs to a borrower as a result of the periodic repricing mechanisms of these loans. Despite the benefits of adjustable rate mortgage loans to an institution’s asset/liability management, they pose additional risks, primarily because as interest rates rise, the underlying payments by the borrowers rise, increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. We minimize these risks by underwriting these loans to be sold in the secondary mortgage market.

Millennium requires title opinions and fire and casualty insurance coverage, as well as title insurance and flood insurance where appropriate, to protect Millennium’s interest. The cost of this insurance coverage is paid by the borrower. We typically require escrows for taxes and insurance.

Consumer Lending

Millennium offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans, letters of credit, and home equity loans. Such loans are generally made to customers with a pre-existing relationship with Millennium.

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of unsecured consumer loans, such as lines of credit, or loans secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The underwriting standards employed by the Bank for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income for primary employment, and additionally from any verifiable secondary income. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes an analysis of the value of the security in relation to the proposed loan amount.

Employees

At December 31, 2003, Millennium had the equivalent of 104 employees, 2 of which are part-time employees. None of Millennium’s employees are represented by a collective bargaining unit.

Supervision and Regulation

General. As a bank holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System. Other federal and state laws govern the activities of our bank subsidiary, including the activities in which it may engage, the investments that it makes, the aggregate amount of loans that it may grant to one borrower, and the dividends it may declare. Our bank subsidiary is also subject to various consumer and compliance laws. As a national bank, Millennium Bank is subject to primary regulation, supervision and examination by the Office of the Comptroller of the Currency. Our bank subsidiary also is subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation.

The following description summarizes the significant federal and state laws applicable to us. To the extent that statutory or regulatory provisions are described, the description is qualified in its entirety by reference to that particular statutory or regulatory provision.

Office of the Comptroller of the Currency Memorandum of Understanding. On November 21, 2002, Millennium Bank entered into a memorandum of understanding with the Comptroller of the Currency. Millennium Bank has agreed to operate in compliance with the memorandum of understanding, which required the following:

•	The Board was required to appoint a Compliance Committee, which is responsible for monitoring and coordinating Millennium Bank’s compliance with the memorandum of understanding. The Compliance Committee is required to meet at least monthly and to submit written reports to the Board of Directors and the Assistant Deputy Comptroller of the Currency each quarter.

•	A director education program to strengthen individual director knowledge and understanding of the areas of Millennium Bank governed by the various committees on which they serve was required and has been adopted. The program included engaging the services of an outside corporate attorney to provide counsel on individual and collective Board responsibilities under the law.

•	The Board was required to make sure Millennium Bank’s books and records were restored to a complete and accurate condition. It also was required to make sure that proper internal controls are in place, with particular attention to mortgage banking transactions, to develop a strong system of controls to protect Millennium Bank’s assets, to ensure compliance with applicable laws and regulations and to prevent, and allow for the early detection of, errors and defalcations. The Board was required to make sure that Millennium Bank has sufficient personnel with necessary skills to ensure implementation of, timely updating to and adherence to the control systems developed.

•	The Board was required to adopt, implement and adhere to an independent internal audit program and submit it to the Assistant Deputy Comptroller.

•	The Board was required to adopt and ensure adherence to a written asset liability management policy, which incorporates the use of simulation or valuation modeling as the primary means for measuring interest rate risk and upon adoption, forward the policy to the Assistant Deputy Comptroller for review.

•	The Board was required to reaffirm, and ensure the independence of an effective, ongoing loan review system to review, at least quarterly, the Bank’s loan and lease portfolios to assure timely identification and categorization of problem credits and the timely monitoring of portfolio risks and trends.

•	The Board was required to develop a written profit plan to improve and sustain the earnings of Millennium Bank and each of its operating subsidiaries. As long as the memorandum of understanding remains in effect, Millennium Bank must submit annual budgets to the Assistant Deputy Comptroller.

•	The Board was required to develop and implement a written policy governing Millennium Bank’s development of any new products, services or involvement in new business ventures. Before developing any new products, services or involvement in new business ventures, an analysis must be performed and submitted to the Assistant Deputy Comptroller.

•	The Board was required to adopt a written comprehensive policy providing guidelines for permissible business transactions between Millennium Bank and the directors, principal shareholders, executive officers, affiliates and employees and related interests of Millennium Bank and Millennium Bankshares Corporation. The policy was adopted in January, 2003 and it requires each insider to disclose to us his outside business interests and all potential conflicts of interest between him and Millennium. All proposed transactions, or modifications of transactions between an insider or his related interests and us must be reviewed in advance for compliance with our policy. A transaction is permissible if it is on terms that are substantially the same, or at least as favorable to us, as those obtainable from unrelated parties. If we cannot identify terms for comparable transactions with unrelated parties, a transaction with an insider must be on commercially reasonable terms. Before Millennium Bank engages in a transaction with an insider or his related interests, the Board must find that the primary purpose of the transaction is to further the bank’s best interests and approve the transaction. All transactions with insiders and their related interests must be reviewed annually for compliance with the policy. The Compliance Committee also was required to conduct an initial review of Millennium Bank’s business relationships with its insiders and insiders of Millennium

Bankshares. The review was for the purpose of identifying relationships not in conformity with Millennium Bank’s policy. The Committee had the responsibility to make sure that any nonconforming relationships were brought into conformity with the policy and that Millennium Bank was reimbursed for any excess or improper payments. The Compliance Committee reviewed 20 business relationships with insiders and their related interests and it did not find any excessive or improper payments.

•	Asset growth of Millennium Bank was limited to no more than 10% per year and no more than 5% in any calendar quarter. These asset growth restrictions may be exceeded with the prior written consent of the Assistant Deputy Comptroller. In December 2003 we received permission to grow at 15% per year.

The Board of Directors and its committees have devoted much time and effort to bringing Millennium Bank into compliance with the memorandum of understanding. We believe that those efforts have improved our operations, although we have not yet been advised that we are in full compliance with the provisions of the memorandum that require improvements in our internal controls and loan reviews. In the case of internal controls, full compliance will require us to continue the improvements we have made to date and, also, do a better job of making all employees aware of written policies and procedures for the functions they perform and be able to demonstrate that our policies and procedures adequately prevent errors in bank records and violations of laws and regulations.

In the case of loan reviews, full compliance will require our loan review reports to better quantify the impact on us of credit and collateral documentation exceptions, the trend of exceptions and whether exceptions noted by the reviewer were previously identified by us. Until October 2003, loan review reports did not identify the officer who originated problem loans. Finally, loan review reports, until October 2003, did not quantify the policies, address the accuracy of our exception tracking systems or identify individual loans that do not comply in all respects with our lending policies.

We believe that we have addressed and corrected the criticisms of our internal controls and loan reviews described above.

The Bank Holding Company Act. Under the Bank Holding Company Act, we are subject to periodic examination by the Federal Reserve and required to file periodic reports regarding our operations and any additional information that the Federal Reserve may require. Our activities at the bank holding company level are limited to:

•	banking, managing or controlling banks;

•	furnishing services to or performing services for our subsidiary; and

•	engaging in other activities that the Federal Reserve has determined by regulation or order to be so closely related to banking as to be a proper incident to these activities.

Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and specific types of leases, performing specific data processing services and acting in some circumstances as a fiduciary or investment or financial adviser.

With some limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•	acquiring substantially all the assets of any bank;

•	acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or

•	merging or consolidating with another bank holding company.

In addition, and subject to some exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with their regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenging this rebuttable control presumption.

The Gramm-Leach-Bliley Act of 1999 was signed into law on November 12, 1999. The GLBA covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. Most of its provisions require the federal bank regulatory agencies and other regulatory bodies to adopt implementing regulations, and for that reason an assessment of the full impact of the GLBA on us must await completion of that regulatory process. The following description summarizes some of its significant provisions.

The GLBA repeals sections 20 and 32 of the Glass-Steagall Act, thus permitting unrestricted affiliations between banks and securities firms. It also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, investment, merchant banking, insurance underwriting, sales and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating.

The GLBA provides that the states continue to have the authority to regulate insurance activities, but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage in insurance sales, solicitations or cross-marketing activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in specific areas identified under the law. Under the new law, the federal bank regulatory agencies adopted insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures.

The GLBA adopts a system of functional regulation under which the Federal Reserve Board is designated as the umbrella regulator for financial holding companies, but financial holding company affiliates are principally regulated by functional regulators such as the OCC for national bank affiliates, the Securities and Exchange Commission for securities affiliates, and state insurance regulators for insurance affiliates. It repeals the broad exemption of banks from the definitions of “broker” and “dealer” for purposes of the Securities Exchange Act of 1934, as amended. It also identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a “broker,” and a set of activities in which a bank may engage without being deemed a “dealer.” Additionally, the new law makes conforming changes in the definitions of “broker” and “dealer” for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

The GLBA contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, both at the inception of the customer relationship and on an annual basis, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The new law provides that, except for specific limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The GLBA also provides that the states may adopt customer privacy protections that are more strict than those contained in the act.

Payment of Dividends. We are a legal entity separate and distinct from our banking and other subsidiaries. Virtually all of our revenues will result from dividends paid to us by our bank subsidiary. Our bank subsidiary is subject to laws and regulations that limit the amount of dividends that it can pay. Under the National Bank Act, a national bank may not declare a dividend in excess of its undivided profits, which means that Millennium Bank must recover any accumulated losses before it may pay a dividend to us. Additionally, Millennium Bank may not declare a dividend to us if the total amount of all dividends, including the proposed dividend, declared by it in any calendar year exceeds the total of it retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the OCC. Millennium Bank may not declare or pay any dividend if, after making the dividend, the national bank would be “undercapitalized,” as defined in the federal regulations.

Both the OCC and the FDIC have the general authority to limit the dividends paid by national banks and insured banks if the payment is deemed an unsafe and unsound practice. Both the OCC and the FDIC have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

In addition, we are subject to certain regulatory requirements to maintain capital at or above regulatory minimums. These regulatory requirements regarding capital affect our dividend policies. The Federal Reserve has indicated that a bank holding company, generally, should pay dividends only if its net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. Virginia law also imposes some restrictions on our ability to pay dividends. See “Item 5. Market for Common Equity and Related Stockholder Matters” below for more information on these restrictions.

Insurance of Accounts, Assessments and Regulation by the FDIC. The deposits of our bank subsidiary are insured by the FDIC up to the limits set forth under applicable law. The deposits of our bank subsidiary are subject to the deposit insurance assessments of the Bank Insurance Fund, or “BIF”, of the FDIC.

The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors, including supervisory evaluations. For example, depository institutions insured by the BIF that are “well capitalized” and that present few or no supervisory concerns are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance, while all other banks are required to pay premiums ranging from 0.03% to 0.27% of domestic deposits. These rate schedules are subject to future adjustments by the FDIC. In addition to being influenced by the risk profile of the particular depository institution, FDIC premiums are also influenced by the size of the FDIC insurance fund in relation to total deposits in FDIC insured banks. The FDIC has authority to impose special assessments from time to time.

We are currently paying the FDIC more than the statutory minimum assessment because we are subject to the memorandum of understanding with the OCC.

The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. We are not aware of any existing circumstances that could result in termination of any of our bank subsidiary’s deposit insurance.

Capital Requirements. Each of the OCC and the Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, we and our bank subsidiary are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of “Tier 1 Capital”, which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles. The remainder may consist of “Tier 2 Capital”, which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In sum, the capital measures used by the federal banking regulators are:

•	the Total Risk-Based Capital ratio, which is the total of Tier 1 Risk-Based Capital and Tier 2 capital;

•	the Tier 1 Risk-Based Capital ratio; and

•	the leverage ratio.

Under these regulations, a national bank will be:

•	“well capitalized” if it has a Total Risk-Based Capital ratio of 10% or greater, a Tier 1 Risk-Based Capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;

•	“adequately capitalized” if it has a Total Risk-Based Capital ratio of 8% or greater, a Tier 1 Risk-Based Capital ratio of 4% or greater, and a leverage ratio of 4% or greater—or 3% in certain circumstances—and is not well capitalized;

•	“undercapitalized” if it has a Total Risk-Based Capital ratio of less than 8%, a Tier 1 Risk-Based Capital ratio of less than 4% (or 3% in certain circumstances), or a leverage ratio of less than 4% (or 3% in certain circumstances).

•	“significantly undercapitalized” if it has a Total Risk-Based Capital ratio of less than 6%, a Tier 1 Risk-Based Capital ratio of less than 3%, or a leverage ratio of less than 3%; or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of tangible assets.

The risk-based capital standards of each of the OCC and the Federal Reserve Board explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy.

The OCC and the FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC or the FDIC. These powers include, but are not limited to, requiring the institution add capital, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. Our bank subsidiary presently maintains sufficient capital to remain in compliance with these capital requirements.

Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event that the depository institution is insolvent or is in danger of becoming insolvent. These obligations and restrictions are not for the benefit of investors. Regulators may pursue an administrative action against any bank holding company or national bank, which violates the law, engages in an unsafe or unsound bank practice or which is about to engage in an unsafe and unsound banking practice. The administrative action could take the form of a cease and desist proceeding, a removal action against the responsible individuals or, in the case of a violation of law or unsafe and unsound banking practice, a civil money penalty action. A cease and desist order, in addition to prohibiting certain action, could also require that certain action be undertaken. Under the policies of the Federal Reserve Board, we are required to serve as a source of financial strength to our subsidiary depository institution and to commit resources to support the bank in circumstances where we might not do so otherwise.

Interstate Banking and Branching. Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Effective June 1, 1997, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states had opted out of such interstate merger authority prior to such date. For example, as a bank headquartered in Virginia, we may acquire a bank or branch in Maryland, but we cannot simply establish a branch in Maryland. After a bank has established a branch in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

Monetary Policy. The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in United States government securities, changes in the discount rate on member bank borrowing and changes in reserve requirements against deposits held by all federally insured banks. The Federal Reserve Board’s monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national and international economy and in the money markets, as well as the effect of actions by monetary fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of our bank subsidiary.

Federal Reserve System. In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or no personal time deposits. NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any no personal time deposits at an institution. For net transaction accounts in 2003, the first $5.7 million will be exempt from reserve requirements. A 3% reserve ratio will be assessed on net transaction accounts over $5.7 million to and including $41.3 million. A 10% reserve ratio will be applied to net transaction accounts in excess of $41.3 million. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.

Transactions with Affiliates. Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any bank or entity that controls, is controlled by or is under common control with such bank. Generally, Section 23A (i) limits the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) requires that all such transactions be on terms substantially the same, or at least as favorable, to the bank as those provided to a nonaffiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. Section 23B applies to “covered transaction” as well as sales of assets and payments of money to an affiliate. These transactions must also be conducted on terms substantially the same, or at least as favorable, to the bank as those provided to nonaffiliates.

Loans to Insiders. The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act, any loan to a director, an executive officer and to a principal shareholder of a bank, and to entities controlled by any of the foregoing, may not exceed, together with all other outstanding loans to such person and the entities controlled by such person, the bank’s loan-to-one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed

$100,000,000, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal shareholders of a bank or bank holding company, and to entities controlled by such persons, unless such loans are approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. The OCC has prescribed the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

Community Reinvestment Act. Under the Community Reinvestment Act and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice. The Community Reinvestment Act requires the adoption by each institution of a Community Reinvestment Act statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance with the Community Reinvestment Act and are periodically assigned ratings in this regard. Banking regulators consider a depository institution’s Community Reinvestment Act rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiaries.

The Gramm-Leach-Bliley Act and federal bank regulators have made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual reports must be made to a bank’s primary federal regulatory. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” rating in its latest Community Reinvestment Act examination.

Fair Lending; Consumer Laws. In addition to the Community Reinvestment Act, other federal and state laws regulate various lending and consumer aspects of the banking business. Governmental agencies, including the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice, have become concerned that prospective borrowers experience discrimination in their efforts to obtain loans from depository and other lending institutions. These agencies have brought litigation against depository institutions alleging discrimination against borrowers. Many of these suits have been settled, in some cases for material sums, short of a full trial.

Recently, these governmental agencies have clarified what they consider to be lending discrimination and have specified various factors that they will use to determine the existence of lending discrimination under the Equal Credit Opportunity Act and the Fair Housing Act, including evidence that a lender discriminated on a prohibited basis, evidence that a lender treated applicants differently based on prohibited factors in the absence of evidence that the treatment was the result of prejudice or a conscious intention to discriminate, and evidence that a lender applied an otherwise neutral non-discriminatory policy uniformly to all applicants, but the practice had a discriminatory effect, unless the practice could be justified as a business necessity.

Banks and other depository institutions also are subject to numerous consumer-oriented laws and regulations. These laws, which include the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act,

and the Fair Housing Act, require compliance by depository institutions with various disclosure requirements and requirements regulating the availability of funds after deposit or the making of some loans to customers.

USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen the ability of U.S. law enforcement agencies and the intelligence communities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Future Regulatory Uncertainty. Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future and impact our operations. Although Congress in recent years has sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, we fully expect that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

ITEM 2.	DESCRIPTION OF PROPERTY

Millennium conducts its business from its main office in Reston, Virginia, five other branch banking offices and one loan production office. Majority owned subsidiaries occupy space that is not an obligation of Millennium and contractually provided by the minority owner. The following table provides certain information with respect to our properties:

Location	Date Facility Opened	Ownership and Leasing Arrangements
Main Office:

1601 Washington Plaza Reston, Virginia	1999	Leased from 1601 Washington Plaza, LLC, a Virginia limited liability company comprised of unit owners that are also Millennium shareholders. Lease expires in 2010, subject to Millennium’s right to renew for an additional 10-year term.

Branch Offices:

1025-K Seneca Road Great Falls, Virginia	2001	Lease from Tectum, LLC expires in 2005, subject to Millennium’s right to renew for three additional five-year terms.

Location	Date Facility Opened	Ownership and Leasing Arrangements
1051 Elden Street Herndon, Virginia	2001	Leased from 1051 Elden Street, LLC, a Virginia limited liability company comprised of unit owners that are also Millennium shareholders. Lease expires in 2013 and three consecutive five-year renewal options.

11260 Roger Bacon Drive Reston, Virginia	2002	Leased from Roger Bacon Associates Limited Partnership. Lease expires in 2007 and has four consecutive five-year renewal options.

8821 West Broad Street Richmond, Virginia	2002	Leased from Arthur J. Shaheen. Lease expires in 2009 and has two consecutive five-year renewal options.

3400 Boulevard Colonial Heights, Virginia	2002	Leased from Poovillam S. Subramaniam. Lease expires in 2007 and has two consecutive five-year renewal options.

Loan Offices: 170 W Shirley Avenue Warrenton, Virginia	2003	Leased from Angler Development, LLC. Lease expires May 9, 2004.

Planned Branch Office Warrenton, Virginia	2004	Leased from Corinth Investments, LLC. Lease expires in 2009 and has five-year renewal options.

We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

ITEM 3.	LEGAL PROCEEDINGS

In the course of our operations, we may become a party to legal proceedings. We are not aware of any material pending or threatened legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of our security holders.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been listed for quotation on the Nasdaq SmallCap Market under the symbol “MBVA” since February 6, 2002, following our initial public offering at $6.00 per share. Prior to that time there were no trades of shares of our common stock. As of March 10, 2004, our common stock was held by 163 shareholders of record and approximately 640 beneficial holders who own shares in street name.

The high and low sale prices per share for our common stock for each quarter of 2002 and 2003, as well as the amount of cash dividends per share we declared in each quarter, were as follows:

	High	Low	Dividend
2002
1st Quarter	7.38	6.35	—
2nd Quarter	8.06	7.35	—
3rd Quarter	7.85	6.05	—
4th Quarter	6.97	5.72	—

2003
1st Quarter	7.06	6.20	—
2nd Quarter	8.00	6.60	—
3rd Quarter	8.00	7.26	—
4th Quarter	7.98	7.20	—

Our future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including future consolidated earnings, financial condition, liquidity and capital requirements of both us and Millennium Bank, applicable governmental regulations and policies and other factors deemed relevant by our board of directors. Our Board of Directors intends to follow a policy of retaining any earnings to provide funds to operate and expand our business for the foreseeable future, which means that we have no plans to pay dividends.

Our ability to distribute cash dividends will depend primarily on the ability of our subsidiary bank to pay dividends to us. As a national bank, Millennium Bank is subject to certain restrictions on our reserves and capital imposed by federal banking statutes and regulations. Furthermore, under Virginia law, we may not declare or pay a cash dividend on our capital stock if we are insolvent or if the payment of the dividend would render us insolvent or unable to pay our obligations as they become due in the ordinary course of business. For additional information on these limitations, see “Item 1. Business – Government Supervision and Regulation – Payment of Dividends” above.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Millennium Bankshares Corporation is a financial holding company headquartered in Reston, Virginia. We were incorporated in 1998 and began operations in April 1999. We provide services through our principal operating subsidiary, Millennium Bank. We presently operate six banking offices, all in Virginia. Two offices are in Reston, one each is in Great Falls and Herndon, and two are in the Richmond, Virginia area. We also have a loan production office in Warrenton, Virginia. We are a community bank providing a broad range of commercial and retail banking services designed to meet the needs of businesses and consumers in the communities we serve. We emphasize local decision making within our organization and provide personal service to our customers. By combining the technological support, products and services that our customers demand with direct access to senior management and responsive customer service, we work to foster a business and consumer banking environment that allows us to effectively compete in our particular market with other financial institutions of all sizes.

Our operating revenues are derived primarily from interest earned on loans and investment securities portfolio net of interest paid on deposit products and borrowings. Millennium also receives revenue from sales of mortgage and Small Business Administration loans and fee income from loans, deposits and other banking products.

Millennium continues to seek and evaluate additional expansion alternatives either through loan production offices or new branch locations. The new branch locations can be a prior branch location purchased from an existing institution or a de novo site determined to best suit our strategic plans. In addition, we intend to consider various strategic acquisitions of banks, banking assets or financial service entities related to banking in our geographical areas that management believes would complement and increase our existing business lines, or expansion into new market areas or product lines that management determines would be in the best interest of Millennium and its shareholders.

The following presents management’s discussion and analysis of our consolidated financial condition at December 31, 2003 and 2002 and the results of our operations for the years ended December 31, 2003 and 2002. The discussion should be read in conjunction with the accompanying consolidated financial statements presented elsewhere in this prospectus.

Critical Accounting Policies

General

The financial condition and results of operations presented in the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements and management’s discussion and analysis are, to a large degree, dependent upon our accounting policies. The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.

Presented below is discussion of those accounting policies that management believes are the most important to the portrayal and understanding of our financial condition and results of operations. These critical accounting policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. See also Note 1 of the accompanying consolidated financial statements presented elsewhere in this prospectus.

Allowance for Loan Losses

Millennium monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. Millennium maintains policies and procedures that address the systems of control over the following areas of maintenance of the allowance: the systematic methodology used to determine the appropriate level of the allowance to provide assurance that the allowance for loan losses is maintained in accordance with accounting principles generally accepted in the United States of America; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; and the loan grading system.

Millennium evaluates various loans individually for impairment as required by Statement of Financial Accounting Standard (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures. Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due 90 days or more, restructured loans and other loans selected by management. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment. If a loan evaluated individually is not impaired, then the loan is assessed for impairment under SFAS No. 5, Accounting for Contingencies (SFAS 5), with a group of loans that have similar characteristics.

For loans without individual measures of impairment, Millennium makes estimates of losses for groups of loans as required by SFAS 5. Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and the general collateral type. A loss rate reflecting the expected loss inherent in a group of loans is derived based upon estimates of default rates for a given loan grade, the predominant collateral type for the group and the terms of the loan. The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions of the portfolio of loans, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

The amount of estimated impairment for individually evaluated loans and groups of loans is added together for a total estimate of loan losses. This estimate of losses is compared to the allowance for loan losses of Millennium as of the evaluation date and, if the estimate of losses exceeds the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates. If the estimate of losses were below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses. Millennium recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Consolidated Financial Statements.

Financial Summary

For the year ended December 31, 2003, Millennium reported net income of $965,000, or $0.27 per share and $0.23 per diluted share, compared to a net loss of $3.4 million, or $1.00 per share and $1.00 per diluted share for the same period in 2002. The increase in net income is primarily attributable to reduced interest expense, reduced non-interest expenses and to gains on the sale of investment securities. The net loss for 2002 included a total provision for loan losses of $3.3 million and expenses and asset write-offs related to a failed mortgage banking joint venture totaling approximately $1.5 million. The venture has since been closed. The annualized return on average assets and return on equity for the period ended December 31, 2003, are 0.31% and 6.20% respectively, compared to (1.28%) and (19.43%) for the comparable period in 2002.

Total assets increased to $313.4 million at December 31, 2003, compared to $306.3 million at December 31, 2002, representing an increase of $7.1 million or 0.33%. Loans, net of allowance for loan losses at December 31, 2003 were $215.0 million, a decrease of $24.1 million from the December 31, 2002 balance of $239.1 million. This decrease was due to a $55.6 million decrease in loans held for sale which was partially offset by our effort to increase commercial, commercial real estate and construction lending. Funds in excess of our loan demand were placed in investment securities to increase yield over the yield offered on overnight investments. The investment portfolio increased 63.7% to $89.4 million at December 31, 2003, compared to $54.6 million at December 31, 2002. Deposits increased $13.6 million to $272.1 million at December 31, 2003 from $258.5 million at December 31, 2002. We use brokered deposits in addition to borrowings from the Federal Home Loan Bank and the Community Bankers Bank.

Shareholders’ equity was $15.9 million at December 31, 2003. This amount represents an increase of 2.6% from the December 31, 2002 balance of $15.5 million. Shareholders’ equity was increased by 2003 earnings and the exercise of stock options and decreased by the change in other comprehensive income. Other comprehensive income is the change in the market value of the investment portfolio due to changes in rates net of taxes. Book value per share was $4.37 at December 31, 2003 and $4.39 at December 31, 2002.

Net Interest Income

Net interest income is the largest component of our earnings and is equal to the amount by which interest income exceeds interest expense. Interest earning assets consist primarily of loans and securities, while deposits and borrowings represent the major portion of interest bearing liabilities. Changes in the volume and mix of assets and liabilities, as well as changes in the yields and rates paid, determine changes in net interest income. The net interest margin is calculated by dividing net interest income by average interest earning assets.

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

Net interest income amounted to $9.6 million for 2003 compared to $8.3 million for the same period in 2002. The increase is largely due to growth in the investment portfolio, reduced rates paid for deposits and the increased loans outstanding. Average loans for the year ended December 31, 2003 increased 0.73% over average loans in 2002.

Net interest income was $8.3 million for the year ended December 31, 2002 compared to $4.7 million for the year ended December 31, 2001, an increase of 76.6%. This improvement in the net interest income was partially due to the volume increases in the loan portfolio. Average loans for the year ended December 31, 2002 increased 130.6% over average loans in 2001.

The following tables set forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and the related income, expense and corresponding weighted average yields and costs.

	December 31, 2003			December 31, 2002			December 31, 2001
(Dollars in thousands)	Average Balances (1)	Earnings/ Expense	Yield/ Rate	Average Balances (1)	Earnings/ Expense	Yield/ Rate	Average Balances (1)	Earnings/ Expense	Yield/ Rate
Assets:
Interest Earning Assets
Loans, net of unearned discounts (2)	$220,513	$13,603	6.17%	$218,922	$14,664	6.70%	$113,007	$9,515	8.42%
Securities	83,654	3,237	3.87%	37,472	1,746	4.66%	6,944	373	5.37%
Federal funds sold	650	25	3.85%	3,585	60	1.67%	4,376	156	3.56%

Total interest earning assets	304,817	$16,865	5.53%	259,979	$16,470	6.34%	124,327	$10,044	8.08%
Other assets	8,486			9,889			5,836
Total assets	$313,303			$269,868			$130,163

Liabilities
Interest-bearing deposits	$253,042	$6,452	2.55%	$222,373	$7,728	3.48%	$98,336	$5,081	5.17%
Borrowed funds	27,069	782	2.89%	15,569	478	3.07%	6,455	260	4.03%

Total interest-bearing liabilities	280,111	$7,234	2.58%	237,942	$8,206	3.45%	104,791	$5,341	5.10%
Liabilities:
Demand deposits	16,444			13,312			12,613
Other liabilities	1,195			1,442			1,788

Total liabilities	297,750			252,696			119,992
Shareholders’ equity	15,553			17,172			10,971

Total liabilities and shareholders’ equity	$312,903			$269,868			$129,763

Net interest income		$9,631			$8,264			$4,703

Interest spread			2.95%			2.89%			2.98%
Net interest yield on earning assets			3.16%			3.18%			3.78%

The following table describes the impact on Millennium’s interest income resulting from changes in average balances and average rates for the periods indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	December 31, 2003 vs. 2002			December 31, 2002 vs. 2001
(In thousands)	Due to Volume	Change in Rate	Total	Due to Volume	Change in Rate	Total
Interest Earned On:
Loans	$98	$(1,159)	$(1,061)	$7,094	$(1,945)	$5,149
Securities	1,787	(296)	1,491	1,422	(49)	1,373
Federal Funds Sold	(113)	78	(35)	(13)	(83)	(96)

Total interest earned on interest-bearing assets	$1,772	$(1,377)	$395	$8,504	$(2,078)	$6,426

Interest Paid On:
Interest-bearing deposits	$782	$(2,058)	$(1,276)	$4,311	$(1,664)	$2,647
Borrowed funds	332	(28)	304	280	(62)	218

Total interest paid on interest-bearing liabilities	$1,114	$(2,086)	$(972)	$4,590	$(1,725)	$2,865

Net interest income	$658	$709	$1,367	$3,913	$(352)	$3,561

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

An important element of both earnings performance and liquidity is the management of the interest sensitivity gap. The interest sensitivity gap is the difference between interest-sensitive assets and interest-sensitive liabilities maturing or repricing within a specific time interval. The gap can be managed by repricing assets or liabilities, by selling investments, by replacing an asset or liability prior to maturity, or by adjusting the interest rate during the life of an asset or liability. Matching the amounts of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net income due to changes in market interest rates. We evaluate interest rate risk and then formulate guidelines regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments in order to decrease sensitivity risk. These guidelines are based upon our outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors.

At December 31, 2003, we had $40.4 million more assets than liabilities that reprice within one year or less and therefore we were in an asset sensitive position. An asset sensitive position can adversely affect earnings in periods of decreasing interest rates. This position is the result of the held for sale mortgage loan portfolio.

We have an Asset/Liability Committee, which reviews deposit pricing, changes in borrowed money, investment activity, loan sale activities, liquidity levels and the overall interest sensitivity. The actions of this committee are reported to the Board of Directors monthly. The chief financial officer manages the daily monitoring of interest rate risk and investment activity with input from other committee members.

The following table presents the amounts of Millennium’s interest sensitive assets and liabilities that mature or reprice in the periods indicated.

	December 31, 2003 Maturing or Repricing In:
(Dollars in thousands)	3 Months or less	4-12 Months	1-5 Years	Over 5 Years
Interest-sensitive assets:
Loans (1)	$98,279	$32,931	$74,290	$12,533
Investments (2)(4)	10,683	4,983	57,169	17,620
Federal funds sold	61	0	0	0

Total interest-sensitive assets	109,023	37,914	131,459	30,153

Cumulative interest-sensitive assets	109,023	146,937	278,396	308,549

Interest-sensitive liabilities:
NOW accounts(3)	800	2,399	4,944	1,520
Savings/Money Market deposit accounts(3)	10,530	31,395	64,788	19,939
Certificates of deposit	17,042	25,353	73,783	1,317
Borrowed money	18,628	400	5,000	0

Total interest-sensitive liabilities	47,000	59,547	148,515	22,776

Cumulative interest-sensitive liabilities	47,000	106,547	255,062	277,838

Period gap	$62,023	$(21,633)	$(17,056)	$7,377
Cumulative gap	$62,023	$40,390	$23,334	$30,711
Ratio of cumulative interest-sensitive assets to cumulative interest-sensitive liabilities	231.96%	137.91%	109.15%	111.05%
Ratio of cumulative gap to total assets	19.79%	12.89%	7.45%	9.80%

Total Assets	$313,396	$313,396	$313,396	$313,396

(1)	Loans maturing or repricing in three months or less includes $20.5 million of mortgage loans held for sale.
(2)	Excludes Federal Reserve Stock, Federal Home Loan Bank, and Community Bankers Bank stock.
(3)	Assumed to not be sensitive to changes in interest rates.
(4)	Anticipates prepayments on FNMA and FHLMC pools.

Contractual principal repayments of loans do not necessarily reflect the actual term of Millennium’s loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and enforcement of due-on-sale clauses, which gives Millennium the right to declare a loan immediately due and payable in the event, among other things, the borrower sells the real property subject to the mortgage and the loan is not repaid. In addition, certain borrowers increase their equity in the security property by making payments in excess of those required under the terms of the mortgage.

Investments

At December 31, 2003, Millennium had $89.4 million in total available for sale securities, an increase of 63.7% from $54.6 million at December 31, 2002. The increase reflects the net effect of purchases of these securities with excess funds and dispositions of callable securities that were called during this period.

The following tables show the amortized cost and fair market value of investment securities at the dates indicated.

	December 31, 2003		December 31, 2002		December 31, 2001
(In thousands)	Cost	Market	Cost	Market	Cost	Market
Available for sale
US Government & Agency Securities	$87,741	$86,651	$49,664	$50,221	$11,748	$11,718
Other	—	—	2,078	2,104	—	—

Total available for sale	87,741	86,651	51,742	52,325	11,748	11,718

Other
Federal Home Loan Bank stock	1,991	1.991	1,505	1,505	631	631
Federal Reserve Bank stock	658	658	688	688	174	174
Other stocks	59	59	59	59	59	59

Total	$90,449	$89,359	$53,994	$54,577	$12,612	$12,582

The following table sets forth the maturity distribution and weighted average yields of the investment portfolio at December 31, 2003. The weighted average yields are calculated on the basis of the amortization of premium and accretion of discount.

Maturity Distribution	1 Year or Less	1 Year To 5 Years	5 Years To 10 Years	After 10 Years
(Dollars in thousands)
U. S. Agency issues	$—	$2,876	$53,857	$31,008
Federal Home Loan Bank/Other	—	—	—	1,991
Federal Reserve Bank stock	—	—	—	658

Total Maturity Distribution	$—	$2,876	$53,857	$33,657

Weighted Average Yield
U. S. Agency issues	—	2.99%	4.19%	4.19%
Federal Home Loan Bank/Other	—	—	—	3.50%
Federal Reserve Bank stock	—	—	—	6.00%

Total Portfolio Weighted Average Yield	—	2.99%	4.19%	4.18%

The following table sets forth the maturity distribution and weighted average yields of the investment portfolio at December 31, 2002. The weighted average yields are calculated on the basis of the amortization of premium and accretion of discount.

Maturity Distribution	1 Year or Less	1 Year To 5 Years	5 Years To 10 Years	After 10 Years
(Dollars in thousands)
U. S. Agency issues	$5	$1,982	$20,866	$29,472
Other corporate issues	—	—	—	1,564
Federal Reserve Bank stock	—	—	—	688

Total Maturity Distribution	$5	$1,982	$20,866	$31,724

Weighted Average Yield
U. S. Agency issues	3.45%	4.24%	3.85%	4.53%
Other corporate issues	—	—	—	5.00%
Federal Reserve Bank stock	—	—	—	6.00%

Total Portfolio Weighted Average Yield	3.45%	4.24%	3.85%	4.59%

Loans

Net loans consist of total loans, deferred loan fees and the allowance for loan losses and include loans held for sale. Net loans were $215.0 million at December 31, 2003, a decrease of 10.1% from December 31, 2002. Net loans increased each year for the four years ended December 31, 2002.

The following table sets forth the composition of Millennium’s loan portfolio at the dates indicated.

	December 31
(In thousands)	2003	2002	2001	2000	1999
Mortgage loans	$85,216	$167,030	$139,511	$52,791	$11,459
Commercial real estate	94,924	53,391	10,918	15,133	7,978
Construction and land loans	17,396	3,926	0	0	0

Total real estate loans	197,536	224,347	150,429	67,924	19,437
Commercial business loans	15,466	15,446	24,614	9,987	3,493
Consumer loans	5,055	2,617	1,120	714	96
Overdrafts	21	13	292	92	0

Total loans receivable	218,078	242,423	176,455	78,717	23,026

Less:
Deferred fees and unearned discounts	(39)	(168)	(16)	69	(23)
Allowance for loan losses	(3,057)	(3,499)	(1,391)	(466)	(161)

Total loans receivable, net	$214,982	$239,092	$175,080	$78,320	$22,842

The changes in our loan portfolio reflect our strategy of increasing commercial business, commercial real estate and construction loans. At December 31, 2003, these three categories totaled $127.8 million or 58.6% of total loans receivable, compared to $72.8 million, or 30.1% of total loans receivable at December 31, 2002. At December 31, 2003, residential mortgage loans were $85.2 million, which represented 39.1% of total loans receivable, compared to $167.0 million at December 31, 2002, or 68.9% of total loans receivable. The dollar amount of Millennium’s residential mortgage loans decreased in 2003 due to reduced mortgage lending as we restructured Millennium Capital and our increased emphasis on selling mortgage loans as quickly as possible after the loans close.

The following table shows the contractual maturity of selected categories of loans at December 31, 2003. The table reflects the entire unpaid principal balance in the maturity period that includes the final loan payment date, and accordingly, does not give effect to periodic principal repayments or possible prepayments.

	December 31, 2003
(In thousands)	Commercial, Financial and Agricultural	Real Estate/ Construction
Within 1 year	$7,646	$18,357

Variable Rate:
1 to 5 years	4,085	17,504
After 5 years	2,541	58,100

Total	$6,626	$75,604

Fixed Rate:
1 to 5 years	1,151	8,353
After 5 years	43	10,006

Total	$1,194	$18,359

Total Maturities	$15,466	$112,320

Asset Quality

General

Asset quality is an important factor in the successful operation of a financial institution. Banking regulations require us to classify our own assets and to establish prudent general allowances for losses for assets classified as substandard or doubtful. For the portion of assets classified as loss, we are required to either establish specific allowances of 100% of the amount classified or charge such amounts off its books.

Assets, which do not currently expose Millennium to sufficient risk to warrant classification in one of the aforementioned categories, but possess potential weaknesses are required to be designated special mention by management. These loans are monitored closely so that we can mitigate our exposure to further deterioration in the loan. Millennium writes off any loans that are classified as loss.

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

Non-Performing Assets

We had $146,000 in non-accrual loans at December 31, 2003, compared to $548,000 at December 31, 2002. On the basis of management’s review of its assets, at December 31, 2003, Millennium had classified $3.6 million of its assets as substandard $755,000 as doubtful and $144,000 as loss.

The following table details information concerning non-accrual, past due and restructured loans at the dates indicated:

	December 31
(In thousands)	2003	2002	2001	2000	1999
Non-accrual loans	$146	$548	$0	$0	$0
Foreclosed properties	0	0	0	0	0
Restructured loans	0	0	0	0	0

Total non-performing assets	$146	$548	$0	$0	$0

Loans past due 90 days or more and still accruing interest	$164	$72	$0	$0	$0

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

Allowance for losses on loans and real estate

Millennium provides valuation allowances for anticipated losses on loans and real estate when we determine that a significant decline in the value of the collateral has occurred, and if the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, Millennium also provides reserves based on the dollar amount and type of collateral securing its loans, in order to protect against unanticipated losses. A loss experience percentage is established for each loan type and is reviewed at least annually, and more frequently if we identify factors that require us to consider a change to the percentage. Each month, the loss percentage is applied to the portfolio, by product type, to determine the minimum amount of reserves required. Although management believes that it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used in making the initial determinations.

An analysis of the allowance for loan losses, including charge-off activity, is presented below for the periods indicated. The increases in our allowance for loan losses are the result of adjustments that management has made in response to the growth of our loan portfolio.

	Year Ended December 31
(In thousands)	2003	2002	2001	2000	1999
Balance, beginning of period	$3,499	$1,391	$466	$161	$0
Less Charge-off’s:
Commercial	160	971	0	0	0
Real estate-mortgage	981	217	96	0	0
Consumer installment loans	0	0	0	0	0
Plus Recoveries:
Commercial	0	0	0	0	0
Real estate-mortgage	12	43	1	0	0
Consumer installment loans	0	0	0	0	0

Net Charge-offs	1,141	1,145	95	0	0
Additions charged to operating expense	687	3,253	1,020	305	161

Balance, end of period	$3,057	$3,499	$1,391	$466	$161

Ratio of net charge-offs to average loans outstanding during the period	.52%	.52%	.09%	0.00%	0.00%

The allowance for loan losses at December 31, 2003, was $3.1 million, compared to $3.5 million at December 31, 2002. The provision for loan losses for 2003 was $687,000, a decrease of $2.6 million from $3.3 million for the period ended December 31, 2002. The large provision for loan losses in 2002 reflected $770,000 in anticipated loan losses in connection with a failed mortgage banking joint venture. We also increased our allowance in 2002 because we concluded that additional reserves were required against approximately $11.0 million in second mortgage loans that we could not sell in the secondary mortgage market. Finally, significant charge-offs in 2002 required additional provisions to make sure our allowance remained adequate.

The allowance for loan losses was 1.4% of total loans outstanding at December 31, 2003. Net charge-offs as a percentage of loans were .52% for both December 31, 2003 and 2002. The $981,000 in real estate mortgage loans charged off included $409,000 in loans to our partner in a failed mortgage banking joint venture. The remainder consisted of second mortgage loans we previously had sold that we were required to repurchase. All of those second mortgage loans were more than 90 days delinquent when we repurchased them. There were $164,000 loans past due 90 days or more at December 31, 2003. Management believes the allowance for loan losses is adequate to cover credit losses anticipated or inherent in the loan portfolio at December 31, 2003.

A breakdown of the allowance for loan losses in dollars and loans in each category to total loans in percentages is provided in the following tables. Because all of these factors are subject to change, the breakdown does not necessarily predict future loan losses in the indicated categories.

	December 31
	2003		2002
(Dollars in thousands)	Percent	Amount	Percent	Amount
Loans secured by real estate:
Construction/land development	4.8%	$143	0.0%	$0
1 – 4 family residential	53.3%	1,595	53.5%	1,873
Multi-family residential	0.3%	9	0.0%	0
Non-farm, non-residential	26.6%	792	19.2%	673
Loans to farmers	0.0%	0	0.0%	0
Commercial and industrial	13.6%	407	27.1%	948
Loans to individuals	1.4%	41	0.2%	5

Total	100.0%	$2,987	100.0%	$3,499

	December 31
	2001		2000		1999
(Dollars in thousands)	Percent	Amount	Percent	Amount	Percent	Amount
Loans secured by real estate:
Construction/land development	0.0%	$0	0.0%	$0	0.0%	$0
1 – 4 family residential	85.4%	1,188	75.8%	353	46.0%	74
Multi-family residential	0.0%	0	0.0%	0	0.0%	0
Non-farm, non-residential	11.3%	157	13.3%	62	37.3%	60
Loans to farmers	0.0%	0	0.0%	0	0.0%	0
Commercial and industrial	2.7%	38	9.2%	43	16.2%	26
Loans to individuals	0.6%	8	1.7%	8	0.5%	1

Total	100.0%	$1,391	100.0%	$466	100.0%	$161

Non-Interest Income

Millennium’s non-interest income consists primarily of loan fees, net gains on sale of loans and fees and service charges on deposit accounts. Commissions from purchases and sales of securities for customers represented less than 5% of total non-interest income in 2003. The following table presents information on the sources and amounts of non-interest income.

	December 31
Non Interest Income	2003	2002	2001
(In thousands)
Service charges, commissions and fees	$172	$350	$94
Mortgage banking operations income	3,191	2,921	5,138
Other income	1,145	189	164

Total	$4,508	$3,460	$5,396

For 2003, non-interest income increased to $4.5 million, compared to $3.5 million for 2002 and $5.3 million for 2001. A large component of other non-interest income for 2003 was $452,000 in net securities gains. Service charges on deposit accounts for 2003 totaled $172,000, compared to $155,000 in 2002, an increase of $17,000. This increase is attributable to the opening of three new branches in 2002 and increased service charges on accounts. Income on loans sold increased to $3.2 million in 2003 from $2.9 million in 2002. Net gains from the sale of mortgage loans decreased $2.2 million in 2002 as compared to 2001. Fees and estimated gains and losses on loans held for sale in 2002 were revised in the amended and restated Quarterly Report on Form 10-QSB for the period ended March 31, 2002. In the second quarter of 2002, we recognized the need to reduce the carrying value of mortgage loans held for sale, together with related gains. Of a total pre-tax adjustment of $2.3 million, $1.4 million was recorded in the first quarter of 2002, as we could not determine the amount of that adjustment that was applicable to prior periods. For more information on our mortgage banking operations, see “Item 1. Business—One-to-Four-Family Residential Real Estate Lending” above. During the first six months of 2003, mortgage banking income increased due to the high volume of refinancing. During the remainder of 2003, this income declined, as mortgage loan refinancings declined due to higher interest rates on mortgage loans. Management continues to review alternative methods, such as service fees, SBA lending and sales and increased activities at the brokerage subsidiary that may provide non-interest income.

The tables that follow summarize residential mortgage loan originations, purchases and sales by type of loan for the periods indicated.

	December 31
	2003		2002
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Mortgage Loans Originated and Purchased
Fixed Rate
First Mortgage	$161,595	71.88%	$276,469	71.18%
Second Mortgage	11,695	5.20%	65,808	16.94%
Adjustable Rate
First Mortgage	51,392	22.86%	46,142	11.88%
Second Mortgage	132	0.06%	0	0.00%

Total Residential Mortgage Loans Originated and Purchased	$224,814	100.00%	$388,419	100.00%

Mortgage Loans Sold
Fixed Rate
First Mortgage	$160,809	71.95%	$269,404	73.34%
Second Mortgage	11,501	5.15%	53,839	14.66%
Adjustable Rate
First Mortgage	51,052	22.84%	44,107	12.00%
Second Mortgage	132	0.06%	0	0.00%

Total Mortgage Loans Sold	$223,494	100.00%	$367,350	100.00%

We make mortgage loans through Millennium Bank and its majority owned operating subsidiaries. In the year ended December 31, 2003, 2.3% of our residential mortgage loan production came from our non-banking operating subsidiaries. Each operating subsidiary’s loan production consists primarily of loans to consumers acquired through the Internet, direct mail and brokers. In each case the minority shareholder may terminate its relationship with us on six months notice. Our remaining residential mortgage loan production comes from Millennium Bank.

We sell residential first and second mortgage loans in the secondary mortgage market to institutional purchasers. All second mortgage loans and all fixed rate first mortgage loans originated or purchased are held for sale. Millennium began originating federally insured or guaranteed mortgage loans in March 2004. We do not swap mortgage loans for mortgage backed securities. All loan sales are for cash. When we sell loans we give customary representations and warranties. If we breach those representations and warranties, a buyer of loans can require us to repurchase the loans.

Mortgage banking activities generally involve risks of loss if secondary mortgage market interest rates increase substantially while a loan is in the “pipeline” (the period beginning with the application to make or the commitment to purchase a loan and ending with the sale of the loan). In order to reduce this interest rate risk, we sell each fixed rate first mortgage loan when the borrower locks in the interest rate on the loan. Millennium does not use options, futures or other derivatives to hedge its interest rate risk.

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

Non-Interest Expense

Total non-interest expense includes employee-related costs, occupancy and equipment expense and other overhead. For the year ended December 31, 2003, non-interest expenses were $12.0 million, compared to $13.7 million for the year ended December 31, 2002. Salaries and benefits expense decreased 17.3% from $7.5 million for 2002 to $6.2 million for 2003. The decrease in salaries and benefits for 2003 was due to a decrease in commissions paid to mortgage loan officers, staff reductions, and an increased amount taken as a credit against salaries under FASB 91 on commercial loans. Occupancy increased $300,000, or 15.8%, from $1.9 million for the year ended December 31, 2002 to $2.2 million for the same period in 2003. We operated three more branches during all of 2003. In 2002, we opened a new branch in each of the second, third and fourth quarters. This contributed to increases in salary and benefits as well as increases in occupancy and equipment expenses. Other operating expenses (consisting of marketing, professional fees and administrative expense) declined to $3.5 million in the year ended December 31, 2003 from $4.0 million for the same period in 2002. Litigation expenses were $574,000 for the year ended December 31, 2003, compared to $426,000 in the year ended December 31, 2002. The litigation expenses were from two lawsuits, each of which was settled in the third quarter of 2003. At this time, we are not involved in any material litigation.

	December 31
Non Interest Expense	2003	2002	2001
( In thousands)
Salary and benefits	$6,172	$7,539	$5,045
Occupancy	994	887	486
Furniture, equipment & computers	1,238	1,009	608
Litigation expenses (1)	574	426	—
Marketing fees	92	250	232
Professional fees (2)	137	620	194
Administrative expense	2,783	2,959	1,379

Total	$11,990	$13,690	$7,944

(1)	Includes litigation-related legal fees and related expenses.
(2)	Excludes litigation-related legal fees and expenses.

Income Taxes

Millennium recorded income tax expense in the amount of $497,000 for the year ended December 31, 2003. The income tax benefit for 2002 was $1.8 million.

As of December 31, 2003 we have approximately $1.3 million of net operating losses available, which expire in 2022. In addition to federal income taxes the bank pays a Virginia state franchise tax. The franchise tax was $229,178, $102,655, and $64,587 for the years ended December 31, 2003, 2002, and 2001, respectively.

Sources of Funds

Deposits

Deposits have been the principal source of Millennium’s funds for use in lending and for other general business purposes. Millennium has employed alternative methods of gathering deposits to fund our mortgage loan operations, including brokered deposits. Brokered deposits are deposits that we obtain through brokers for a fee. Brokered deposits are available in bulk, and they do not require any investments in branch offices, branch personnel or additional spending for marketing or education of employees. The brokered deposits that we obtain consist primarily of jumbo 30 day to 180 day certificates of deposits, which increase Millennium’s overall cost of funds and decrease our net interest margin.

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

Millennium attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. Millennium offers statement savings accounts, various checking accounts, various money market accounts, fixed-rate certificates with varying maturities, individual retirement accounts and is expanding to provide products and services for businesses and brokered deposits. Millennium’s principal use of deposits is to originate loans and fund investment securities.

At December 31, 2003, deposits were $272.1 million, an increase of 5.26% from $258.5 million at December 31, 2002. The deposit growth is a reflection of branch office growth, aggressive pricing, marketing and bank consolidation in Millennium’s principal market. In order to reduce the overall cost of funds and reduce our reliance on high cost time deposits and short term borrowings as a funding source, we continue to direct extensive marketing efforts towards attracting lower cost transaction accounts. However, there is no assurance that these efforts will be successful, or if successful, will reduce our reliance on time deposits and short term borrowings.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by Millennium at the dates indicated.

	December 31
(In thousands)	2003	2002	2001
Savings accounts	$1,504	$1,139	$341
Demand deposit accounts	19,150	13,912	26,708
NOW accounts	9,663	7,889	5,222
Money market accounts	124,300	142,514	34,875
CD’s less than $100K	49,572	46,142	31,885
CD’s greater than $100K	67,924	46,913	89,536

Total	$272,113	$258,509	$188,567

The following table contains information pertaining to the average amount and the average rate paid on each of the following deposit categories for the periods indicated.

	Years Ended December 31
	2003		2002		2001
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest bearing
Demand deposits	$16,444	0.00%	$13,312	0.00%	$12,613	0.00%
Interest bearing
NOW accounts	8,855	0.88%	6,490	1.53%	3,560	2.84%
Savings/Money Market accounts	137,106	1.69%	110,409	3.01%	19,118	4.40%
Time deposits	107,081	3.80%	105,474	4.13%	75,658	5.47%

Total deposits	$269,486	2.39%	$235,685	3.28%	$110,949	4.58%

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

The following table sets forth the deposit flows of Millennium during the periods indicated.

	Year Ended December 31
(Dollars in thousands)	2003	2002	2001
Opening balance	$258,509	$188,567	$71,343
Net deposits	6,634	62,030	111,817
Interest credited	6,970	7,912	5,407

Ending balance	$272,113	$258,509	$188,567

Net increase	$13,604	$69,942	$117,225

Percent increase	5.26%	37.1%	164.3%

The following table indicates the amount of Millennium’s certificates of deposits by time remaining until maturity as of December 31, 2003:

	Maturity
(In thousands)	3 Months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
Certificates of deposit less than $100,000	$7,249	$3,130	$8,777	$30,416	$49,572
Certificates of deposit of $100,000 or more	9,793	9,662	3,784	44,685	67,924

Total certificates of deposits	$17,042	$12,792	$12,561	$75,101	$117,496

Borrowings

As a member of the Federal Home Loan Bank of Atlanta, Millennium is required to own capital stock in the Federal Home Loan Bank and is authorized to apply for advances from the Federal Home Loan Bank. Each Federal Home Loan Bank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Federal Home Loan Bank may prescribe the acceptable uses to which these advances may be put, as well as on the size of the advances and repayment provisions. The advances are collateralized by Millennium’s investment in Federal Home Loan Bank stock and investment securities. At December 31, 2003, and December 31, 2002, $10.4 million and $13.4 million, respectively, was outstanding to the Federal Home Loan Bank.

Millennium’s borrowings also include securities sold under agreements to repurchase and federal funds purchased. Securities sold under agreements to repurchase are collateralized with Government Agency securities. The proceeds are used by Millennium for general corporate purposes. At December 31, 2003, and December 31, 2002, Millennium had $111,798 and $407,045, respectively, of securities sold under agreements to repurchase.

Millennium uses borrowings to supplement deposits when borrowings are available at a lower overall cost to Millennium or they can be invested at a positive rate of return.

The following tables set forth the maximum month-end balances, average balances and weighted average rates, of Federal Home Loan Bank advances, securities sold under agreements to repurchase and other borrowings for the periods indicated.

	Year Ended December 31
(Dollars in thousands)	2003	2002	2001
Maximum Balance:
FHLB advances	$23,400	$24,800	$9,950
Federal funds purchased	7,290	11,613	6,665
Trust preferred securities	8,000	8,000	0
Securities sold under agreements to repurchase	1,151	1,676	0

	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
FHLB advances	$14,875	1.78%	$8,164	2.09%	$4,101	4.54%
Federal funds purchased	3,381	1.69%	2,631	2.17%	2,012	4.13%
Trust preferred securities	8,000	5.73%	3,901	6.31%	0	0.00%
Securities sold under agreements to repurchase	813	0.25%	874	0.46%	784	1.91%

The following table sets forth the balances of Millennium’s short-term borrowings at the dates indicated.

	December 31
(Dollars in thousands)	2003	2002	2001
FHLB advances	$400	$13,000	$0
Federal funds purchased	5,516	8,936	2,640
Securities sold under agreements to repurchase	112	407	0

Total short-term borrowings	$6,028	$22,343	$2,640

Weighted average interest rate of short-term FHLB advances	6.48%	1.83%	0.00%
Weighted average interest rate of securities sold under agreements to repurchase	0.25%	0.50%	0.50%
Weighted average interest rate of other borrowings	1.33%	1.38%	6.48%

Liquidity and Capital Resources

Liquidity is the ability to meet present and future financial obligations either through the sale of existing assets or the acquisition of additional funds through asset and liability management. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As a result of Millennium’s management of liquid assets and the ability to generate liquidity through increasing deposits, management believes that Millennium maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

Millennium’s primary sources of funds are deposits, borrowings, and amortization, prepayments and maturities of outstanding loans and investments, and loan sales. While scheduled payments from the amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Excess funds are invested in overnight deposits to fund cash requirements experienced in the normal course of business. Millennium has been able to generate sufficient cash through its deposits as well as borrowings.

For the years ended December 31, 2003 and 2002, operating activities absorbed approximately $39.8 million and $13.1 respectively while investing activities absorbed approximately $(49.9) million and $(113.6) million, respectively. For the year ended December 31, 2003, investing activities were a result of a net increase in loans of $12.9 million, net increase in federal funds sold of $0.6 million and net increase in investment securities of $36.7 million. For the year ended December 31, 2002, investing activities were a result of a net increase in loans of $80.0 million, net decrease in federal funds sold of $9.7 million, and an increase in net investment securities of $41.7 million. In addition, for the years ended December 31, 2003 and 2002, financing activities provided $7.4 and $104.7 million, respectively. For the year ended 2003, financing activities were a result of net payoffs of Federal Home Loan Bank advances of $3.0 million, net proceeds from issuance of common stock of $555,000, and a net increase in deposits of approximately $13.6 million. For the period ended December 31,2002 financing activities were a result of net proceeds from the issuance of common stock of $7.0 million, a net increase in deposits of approximately $69.9 million, issuance of trust preferred of $8.0 million, increase in Federal Home Loan Bank advances of $13.0 million, and an increase in federal funds purchased and repurchase agreements of $6.7 million.

Millennium uses its sources of funds primarily to meet operating needs, to pay deposit withdrawals and fund loan commitments. At December 31, 2003 and December 31, 2002 total approved loan commitments were $25.8 million and $20.3 million respectively. Certificates of deposit scheduled to mature in one year or less at December 31, 2003, totaled $29.8 million.

At December 31, 2003, we had a borrowing limit of $31.3 million with the Federal Home Loan Bank. Our outstanding borrowings from the Federal Home Loan Bank totaled $10.4 million at December 31, 2003, which leaves an additional borrowing capacity of $20.9 million. Our borrowing limit is based on 10% of Bank assets at each quarter end date. We also have two lines of credit with the Community Bankers Bank in Virginia in the amounts of $11.1 million secured and $8.7 million unsecured. Our outstanding borrowings from the Community Bankers Bank totaled $5.5 million at December 31, 2003, with remaining available lines of credit of $14.3 million.

Management intends to fund anticipated loan closings and operating needs through cash on hand, brokered deposits, proceeds from the sale of loans, cash generated from operations and anticipated increases in deposits. Current and anticipated marketing programs will be primarily targeted at the attraction of lower cost transaction accounts.

Capital represents funds, earned or obtained, over which financial institutions can exercise greater control in comparison with deposits and borrowed funds. The adequacy of Millennium’s capital is reviewed by management on an ongoing basis with reference to size, composition and quality of Millennium’s resources and consistent with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will support anticipated asset growth and absorb any potential losses.

Millennium Bankshares and Millennium Bank are subject to regulatory capital requirements of the Federal Reserve. At December 31, 2003, Millennium exceeded all such regulatory capital requirements as shown in the following table.

	December 31, 2003
(Dollars in thousands)	Millennium Bankshares Corporation	Millennium Bank
Tier 1 Capital:
Common stock	$18,214	$12,300
Capital surplus	599	12,300
Trust preferred securities (1)	4,159	0
Retained earnings	(2,176)	(1,203)

Disallowed intangible assets	0	0

Total Tier 1 Capital	$20,796	$23,097

Tier 2 Capital:
Allowance for loan losses (2)	2,676	2,666
Trust preferred securities	3,841	0

Total Tier 2 Capital	6,517	2,666

Total Risk Based Capital	$27,313	$25,763
Risk Weighted Assets	$213,717	$212,920

Capital Ratios:
Tier 1 Risk-based	9.73%	10.85%
Total Risk-based	12.78%	12.10%
Tier 1 Capital to average adjusted total assets	6.65%	7.40%

(1)	Limited to 25% of risk weighted assets. Remainder is Tier 2 capital.
(2)	Limited to 1.25% of risk weighted assets.

Off Balance Sheet Arrangements

The following table summarizes our off-balance sheet arrangements:

	Maturity by Period
December 31, 2003 (in thousands)	Less than 1 year	Greater than 1 year to 3 years	Greater than 3 years to 5 years	Greater than 5 years	Total
Standby letters of credit	$1,814	$—	$—	$—	$1,814
Commitments to extend credit	5,523	3,594	1,109	13,772	23,998
Mortgage Banking Commitments:
Rate lock commitments	8,656	—	—	—	8,656
Mandatory forward sales contracts	3,380	—	—	—	3,380

Standby letters of credit represent commitments by us to repay a third party beneficiary when a customer fails to repay a loan or debt instrument. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. In addition to credit risk, we also have liquidity risk associated with stand by letters of credit because funding for these obligations could be required immediately.

Commitments to extend credit are loan commitments, which assure a borrower of financing for a specified period of time at a specified rate on a loan Millennium intends to hold in its portfolio. The risk to Millennium under such commitments is limited to the terms of the contracts. For example, Millennium may not be obligated to advance funds if the customer’s financial condition deteriorates or if the customer fails to meet specific covenants. An approved loan commitment represents a potential credit risk once the funds are advanced to the customer. This is also a liquidity risk since the customer may demand immediate cash that would require funding and interest rate risk as market interest rates may rise above the rate committed.

Our mortgage banking activities generally include two types of commitments. The first type is a rate lock commitment with the client. In a rate lock commitment, a client while in process of obtaining approval for a fixed rate secondary market loan can, at their own determination, fix or “lock in” the rate on the loan. The commitments are generally for periods of 60 to 90 days and are at market rates. To mitigate risk from market interest rate fluctuations and to provide for a mechanism to deliver these loans into the secondary market, we generally enter into mandatory forward sales contracts on rate lock commitments. Second, we also have mandatory sales contracts covering loans held for sale, which represents a price commitment.

Aggregate Contractual Obligations

The following table summarizes our contractual obligations:

	Maturity by Period as of December 31, 2003
December 31, 2003 (in thousands)	Less than 1 year	Greater than 1 year to 3 years	Greater than 3 years to 5 years	Greater than 5 years	Total
Deposits	$197,012	$49,554	$24,176	$1,371	$272,113
FHLB Borrowings	400	5,000	5,000	—	10,400
Lease commitments	251	481	190	13	935

Total	$197,663	$55,035	$29,366	$1,384	$283,448

Deposits represent non interest bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by us. Amounts that have an indeterminate maturity period are included in the less than one-year category above.

FHLB borrowings represent the amounts that are due to the FHLB of Atlanta. These amounts have fixed maturity dates. Some of these borrowings, although fixed, are subject to conversion provisions at the option of the FHLB or us can prepay these advances without a penalty. Management does not believe these advances will be converted in the near term.

Lease commitments represent the total minimum lease payments under non-cancelable operating leases.

Impact of Inflation and Changing Prices and Seasonality

The financial statements that are included in this prospectus have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Unlike industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services, since such prices are affected by inflation.

Caution About Forward Looking Statements

We make forward looking statements in this annual report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements.

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future;

•	maintaining capital levels adequate to support our growth;

•	maintaining cost controls and asset qualities as we open or acquire new branches;

•	reliance on our management team, including our ability to attract and retain key personnel;

•	the successful management of interest rate risk;

•	changes in general economic and business conditions in our market area;

•	changes in interest rates and interest rate policies;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	demand, development and acceptance of new products and services;

•	problems with technology utilized by us;

•	changing trends in customer profiles and behavior; and

•	changes in banking and other laws and regulations applicable to us.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward looking statements. In addition, our past results of operations do not necessarily indicate our future results.

ITEM 7.	FINANCIAL STATEMENTS

The following financial statements are filed as a part of this report following Item 14 below:

Independent Auditors’ Report
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Income for the Years Ended December 31, 2003 and 2002
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2003 and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 and 2002
Notes to Consolidated Financial Statements

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 27, 2004, we notified Thompson, Greenspon & Co., P.C. that it would be dismissed as our independent accounting firm after completion of the audit of our financial statements for the fiscal year ended December 31, 2003. The decision to change the independent accounting firm followed a competitive bidding process, in which Thompson Greenspon participated, to choose a firm to audit our financial statements for the year ending December 31, 2004. Our board of directors and audit committee has appointed Crowe, Chizek and Company, LLC, independent certified public accountants, to perform the audit of our financial statements for the year ending December 31, 2004. The appointment of Crowe Chizek will be effective following the completion of the 2003 fiscal year audit. We previously disclosed these changes to the Securities and Exchange Commission on a Current Report on Form 8-K dated February 27, 2004.

ITEM 8A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, including, without limitation, those controls and procedures designed to ensure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, our management concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings with the Commission.

We also maintain a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. There were no changes in our internal control over financial reporting identified in connection with the evaluation of it that occurred during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Pursuant to General Instruction E(3) of Form 10-KSB, the information required to be disclosed in this Item 9 is contained in our Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 10.	EXECUTIVE COMPENSATION

Pursuant to General Instruction E(3) of Form 10-KSB, the information required to be disclosed in this Item 10 is contained in our Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction E(3) of Form 10-KSB, the information required to be disclosed in this Item 11 is contained in our Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction E(3) of Form 10-KSB, the information required to be disclosed in this Item 12 is contained in our Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.	EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits.

3.1	Articles of Incorporation (restated in electronic format), attached as Exhibit 3.1 to the Registration Statement on Form SB-2, as amended, Registration No. 333-72500, filed with the Commission on October 30, 2002 (the “Form SB-2”), incorporated herein by reference.

3.2	Bylaws, attached as Exhibit 3.2 to the Form SB-2, incorporated herein by reference.

4.1	Form of Common Stock Certificate, attached as Exhibit 4.1 to the Form SB-2, incorporated herein by reference.

4.2	Form of Warrant Agreement, attached as Exhibit 4.2 to the Form SB-2, incorporated herein by reference.

10.1	Employment Contract, dated as of February 8, 2001, between Millennium Bankshares Corporation, Millennium Bank and Carroll C. Markley, attached as Exhibit 10.1 to the Form SB-2, incorporated herein by reference.

10.2	Form of Employee Stock Option of Millennium Bankshares Corporation, attached as Exhibit 10.2 to the Form SB-2, incorporated herein by reference.

10.3	Millennium Bankshares Corporation Incentive Stock Option Plan, attached as Exhibit 4.3 to the Registration Statement on Form S-8, Registration No. 333-101076, filed with the Commission on November 7, 2002, incorporated herein by reference.

10.4	Executive Employment Agreement between Millennium Bank and Janet A. Valentine, dated July 29, 2002, attached as Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the period ended September 30, 2002, incorporated herein by reference.

10.5	Executive Employment Agreement between Millennium Bank and Anita L. Shull, dated July 29, 2002, attached as Exhibit 10.7 to the Annual Report on Form 10-KSB for the year ended December 31, 2002 (the “2002 Form 10-KSB”), incorporated herein by reference.

10.6	Commercial Lease Agreement between 1051 Elden Street, L.L.C., the lessor, and Millennium Bank, N.A., the lessee, dated April 1, 2003, attached as Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the period ended June 30, 2003, incorporated herein by reference.

10.7	Amendment to Employment Agreement of Carroll C. Markley dated November 13, 2003, attached as Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the period ended September 30, 2003, incorporated herein by reference.

21	List of Subsidiaries, attached as Exhibit 21 to the 2002 Form 10-KSB, incorporated herein by reference.

23	Consent of Thompson, Greenspon & Co., P.C.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

(b) Reports on Form 8-K.

On October 20, 2003, we furnished a Current Report on Form 8-K dated October 20, 2003 to report under Item 12, and incorporate by reference therein, a press release that reported our financial results for the quarter ended September 30, 2003.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction E(3) of Form 10-KSB, the information required to be disclosed in this Item 12 is contained in our Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

MILLENNIUM BANKSHARES CORPORATION

DECEMBER 31, 2003 AND 2002

MILLENNIUM BANKSHARES CORPORATION

FINANCIAL REPORT

DECEMBER 31, 2003 AND 2002

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Millennium Bankshares Corporation

Reston, Virginia

We have audited the accompanying consolidated balance sheets of Millennium Bankshares Corporation as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Millennium Bankshares Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Thompson, Greenspon & Co., P.C.

Fairfax, Virginia

January 31, 2004

MILLENNIUM BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

(Dollars in Thousands, except Share Data)

	2003	2002
ASSETS
Cash and due from banks	$2,305	$4,959
Federal funds sold	61	55
Investment securities available for sale	89,359	54,577
Loans held for sale	9,069	64,741
Loans receivable, net	205,913	174,351
Bank premises and equipment, net	2,255	3,039
Accrued interest receivable	1,475	1,220
Other assets	2,959	3,399

Total Assets	$313,396	$306,341

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits
Demand	$19,150	$13,912
NOW accounts	9,663	7,889
Savings and money market	125,804	143,653
Time	117,496	93,055

Total Deposits	272,113	258,509

Federal funds purchased and repurchase agreements	5,629	9,343
Advances from Federal Home Loan Bank	10,400	13,400
Trust preferred capital securities	8,000	8,000
Accrued interest payable	540	623
Other accrued expenses	796	964

Total Liabilities	297,478	290,839

Stockholders’ Equity
Common stock, $5 par value; authorized 10,000,000 shares; issued and outstanding 3,642,818 in 2003, 3,531,778 in 2002	18,214	17,659
Additional paid-in capital	599	599
Accumulated other comprehensive income (loss)	(719)	385
Retained earnings (deficit)	(2,176)	(3,141)

Total Stockholders’ Equity	15,918	15,502

Total Liabilities and Stockholders’ Equity	$313,396	$306,341

The Notes to Consolidated Financial Statements are an integral part of these statements.

MILLENNIUM BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2003 AND 2002

(Dollars in Thousands, except Share Data)

	2003	2002
Interest Income
Interest and fees on loans	$13,603	$14,664
Interest on investment securities	3,237	1,746
Interest on Federal funds sold	25	60

Total Interest Income	16,865	16,470

Interest Expense
Interest on deposits	6,452	7,728
Interest on Federal funds purchased and repurchase agreements	59	61
Interest on advances from Federal Home Loan Bank	265	171
Interest on trust preferred securities	458	246

Total Interest Expense	7,234	8,206

Net Interest Income	9,631	8,264
Provision for Loan Losses	(687)	(3,253)

Net Interest Income after Provision for Loan Losses	8,944	5,011

Noninterest Income
Gain on sale of loans and loan fees, net	3,593	3,088
Service charges	172	155
Gain on sale of securities, net	452	41
Other income	291	176

Total Noninterest Income	4,508	3,460

Noninterest Expenses
Officers’ and employees’ compensation and benefits	6,172	7,539
Occupancy and equipment expense	2,232	1,896
Marketing, promotion and advertising expenses	92	250
Other operating expenses	3,494	4,005

Total Noninterest Expenses	11,990	13,690

Income (Loss) before Income Taxes	1,462	(5,219)

Provision for Income Taxes Expense (Benefit)	497	(1,773)

Net Income (Loss)	$965	$(3,446)

Earnings (loss) per common share
Basic	$0.27	$(1.00)
Diluted	$0.23	$(1.00)

Weighted average shares outstanding
Basic	3,551,251	3,456,674
Diluted	4,198,661	3,456,674

The Notes to Consolidated Financial Statements are an integral part of these statements.

MILLENNIUM BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2003 AND 2002

(Dollars in Thousands except Share Data)

	Number of Shares	Par Value	Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Totals	Other Comprehensive Income
Balance, December 31, 2001	2,247,978	$11,240	$—	$305	$(20)	$11,525	$921

Sale of common stock, net	1,437,500	7,188	772	—	—	7,960	$—
Changes in net unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	405	405	405
Repurchase of common stock	(153,700)	(769)	(173)	—	—	(942)	—
Net loss	—	—	—	(3,446)	—	(3,446)	(3,446)

Balance, December 31, 2002	3,531,778	17,659	599	(3,141)	385	15,502	$(3,041)

Options exercised	111,040	555	—	—	—	555	$—
Changes in net unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	(1,104)	(1,104)	(1,104)
Net income	—	—	—	965	—	965	965

Balance, December 31, 2003	3,642,818	$18,214	$599	$(2,176)	$(719)	$15,918	$(139)

The Notes to Consolidated Financial Statements are an integral part of these statements.

MILLENNIUM BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003 AND 2002

(Dollars in Thousands)

	2003	2002
Cash Flows from Operating Activities
Net income (loss)	$965	$(3,446)
Noncash items included in net income (loss)
Depreciation and amortization	1,077	864
Provision for loan losses	687	3,253
Deferred tax expense (benefit)	522	(1,773)
Amortization of investment security premiums and accretion of discounts, net	677	132
Realized gain on sale of investment securities available for sale	(452)	(41)
Loss on disposal of assets	29	24
(Increase) Decrease in
Loans held for sale, net	36,294	12,685
Accrued interest receivable	(255)	(196)
Other assets	487	2,399
Increase (Decrease) in
Accrued interest payable	(83)	(109)
Other accrued expenses	(168)	(697)

Net Cash Provided (Used) by Operating Activities	39,780	13,095

Cash Flows from Investing Activities
Decrease (Increase) in Federal funds sold	(6)	9,659
Increase in loans receivable, net	(12,871)	(79,950)
Purchase of investment securities available for sale	(101,565)	(62,115)
Sales of investment securities available for sale	50,141	11,753
Paydown of investment securities available for sale	14,744	8,681
Payments for the purchase of bank premises and equipment	(335)	(1,645)
Proceeds from disposal of property	13	62

Net Cash Used by Investing Activities	(49,879)	(113,555)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	555	7,960
Proceeds used to reacquire common stock	—	(942)
Net increase in deposits	13,604	69,942
Net change in FHLB borrowings	(3,000)	13,000
Proceeds from trust preferred capital securities	—	8,000
Net Increase (Decrease) in Federal funds purchased and repurchase agreements	(3,714)	6,703

Net Cash Provided by Financing Activities	7,445	104,663

Net Increase (Decrease) in Cash and Due from Banks	(2,654)	4,203

Cash and Due from Banks, beginning of year	4,959	756

Cash and Due from Banks, end of year	$2,305	$4,959

Noncash Investing Activities
Unrealized gain (loss) on securities available for sale, net	$(1,104)	$405

Loans transferred from held for sale to held to maturity	$19,378	$—

The Notes to Consolidated Financial Statements are an integral part of these statements.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Millennium Bankshares Corporation (the Corporation) and its subsidiaries: Millennium Bank, N.A., Millennium Capital Trust I, Inc., Millennium Brokerage Services, Inc., Millennium e-Banking Solutions, L.L.C., and Millennium Insurance Services, Inc. (terminated March 31, 2003). All significant intercompany accounts and transactions have been eliminated. The Corporation was incorporated in 1998 and began operations on April 1, 1999.

Millennium Bank, N.A., (the Bank) is a federally chartered national bank and is subject to regulation by the Office of the Comptroller of the Currency (OCC). The accounts of Millennium Bank, N.A. include its subsidiary, Millennium Capital, Inc. and include other investments whose equity is not material to Millennium Bank, N.A. The principal activities of the Bank are to attract deposits and originate loans. Millennium Capital, Inc., a wholly-owned subsidiary of the Bank, conducts mortgage banking, as permitted by applicable regulations, for nationally chartered banks. The Bank is engaged in the general business of banking, aimed at serving individuals, small and medium sized businesses and the professional communities principally located throughout the Northern Virginia and Richmond, Virginia areas. The Bank conducts full-service banking operations from several branches in these areas and its headquarters is located in Reston, Virginia.

The accounting and reporting policies of the Corporation are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The more significant of these policies are discussed below.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could vary from the estimates that were used. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of deferred tax assets.

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

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Significant Concentrations

Most of the Corporation’s activities are with customers located within the Northern Virginia and Richmond, Virginia areas. Most of the Corporation’s loans are secured by real estate in these areas. Later footnotes discuss the types of securities that the Corporation invests in and the types of lending the Corporation engages in. The Corporation does not have any significant concentrations in any one customer.

The Corporation’s primary source of income is interest income and gains from sale of loans. Maintaining a high level of loan sale gains depends on the ability to continue to make a large amount of loans that could be negatively affected by higher interest rates, economic slowdowns or recessions in their market areas.

Investment Securities

Debt securities are classified as held-to-maturity when the Bank has the positive intent and ability to hold the securities to maturity. Securities held-to-maturity are carried at amortized cost. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

Debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale. Securities available-for-sale are carried at fair value with unrealized gains and losses reported in other comprehensive income. Realized gains (losses) on securities available-for-sale are included in other income (expense). Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers independent price quotations, projected target prices of investment analysts within the short term and the financial condition of the issuer.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Unrealized losses, if any, are recognized through a valuation allowance by charges to income. Loans later transferred to a long-term investment classification are transferred at the lower of cost or market value on the transfer date. Any difference between the carrying amount of the loan and its outstanding principal balance at the time of transfer is recognized as an adjustment to yield by the interest method.

Loans and Loan Fees

The Corporation grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by commercial and mortgage loans secured by real estate throughout the Northern Virginia and Richmond, Virginia areas. The ability of the Corporation’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in these areas.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans and Loan Fees (continued)

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest on loans is generally computed using the simple interest method.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level, which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for Loan Losses (continued)

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

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (FHLB) of Atlanta, is required to hold shares of capital stock in the FHLB in an amount equal to at least 1 percent of the aggregate principal amount of its residential mortgage loans or 5 percent of its borrowings from the FHLB, whichever is larger. This investment is recorded at cost. The amount of FHLB stock was $1,991,000 and $1,505,000 at December 31, 2003 and 2002, respectively, and was included in investment securities available-for-sale in the consolidated balance sheets.

Bank Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Leasehold improvements are amortized over the life of the lease using the straight-line method. Furniture and equipment are depreciated over estimated useful lives of three and seven years using the straight-line method. The Bank depreciates furniture and equipment using accelerated methods for income tax reporting.

Expenditures for maintenance, repairs, and improvements which do not materially extend the useful lives of property and equipment are charged to earnings. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the respective accounts, and the resulting gain or loss is reflected in current earnings.

Stockholders’ Equity and Dividend Payment Restrictions

The Corporation held it’s first public offering in February 2002. Costs related to the public offering totaled $665,000, resulting in net capital proceeds of $7,960,000.

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances from the Bank to the Corporation are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stockholders’ Equity and Dividend Payment Restrictions (continued)

At December 31, 2003, the Bank has no retained earnings available for the payment of dividends. No funds are available for loans or advances by the Bank to the Corporation.

In 1999, Millennium Bankshares Corporation issued warrants to original investors who purchased its common stock in a private placement. In the private placement, the Corporation sold 826,640 shares of common stock for $10.00 per share and warrants to purchase an additional 826,640 shares of common stock at $10.00 per share.

In October 2001, the Corporation had a two-for-one split of their common stock, which doubled the number of outstanding shares of common stock. As a result of the stock split, each warrant agreement gives the warrant holder the right to purchase twice as many common shares. At the same time, the purchase price per common share was reduced from $10.00 to $5.00, so that the total cost of exercising the warrant remained unchanged.

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

Earnings per Common Share

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

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Compensation Plans

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price at the stock grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Corporation’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Corporation has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. Pro forma disclosures include the effects of all awards granted on or after inception of the Corporation and are presented in a later footnote.

Statements of Cash Flows

The Corporation considers all cash and amounts due from depository institutions, excluding Federal funds sold and resell agreements, to be cash equivalents for purposes of the statements of cash flows.

Cash paid for interest was $7,317,000 and $8,315,000 and cash paid for income taxes was $-0- and $520,000 in the years ended December 31, 2003 and 2002, respectively.

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Rate Lock Commitments

The Corporation enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Recent Accounting Pronouncements

On January 1, 2003, the Corporation adopted FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretations, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Bank has performance letters of credit. Performance letters of credit require the Bank to make payments if the customer fails to perform certain non-financial contractual obligations. The Bank previously did not record a liability when guaranteeing obligations, unless it became probable that the Bank would have to perform under the guarantee. FIN 45 applies prospectively to any guarantees the Corporation issues or modifies subsequent to December 31, 2002. The Corporation defines the initial fair value of the letters of credit as the fee received from the customer. The fees collected as of December 31, 2003 were not material. The maximum potential undiscounted amounts of future payments of letters of credit under FIN 45 as of December 31, 2003 are approximately $1,814,000, all of which will expire by September 11, 2004. Amounts due under these letters of credit would be reduced by any proceeds that the Bank would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The Corporation has not recorded any contingent liabilities related to these letters of credit.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. The statement amends and clarified accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. In 2003, the Corporation adopted SFAS 149. The adoption of these standards did not have a material impact on the Corporation’s financial statements.

In 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), which provides new accounting guidance on when to consolidate a VIE. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics are the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

FIN No. 46 was effective immediately for new entities that were created or acquired after January 31, 2003, and is to be effective on December 31, 2003 for entities in which the Corporation had a variable interest prior to February 1, 2003. At December 31, 2003, the Corporation had no material variable interest entities.

2. RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain a certain amount of cash on hand or with the Federal Reserve Bank. At December 31, 2003 the required reserve balances amounted to $635,000.

3. INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and approximate market value of securities available for sale as shown in the balance sheets of the Bank are as follows:

	(Dollars in Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
December 31, 2003
U.S. Government and Agency Securities	$87,741	$142	$(1,232)	$86,651
Equity securities	2,708	—	—	2,708

	$90,449	$142	$(1,232)	$89,359

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
December 31, 2002:
U.S. Government and Agency Securities	$51,742	$715	$(132)	$52,325
Equity securities	2,252	—	—	2,252

	$53,994	$715	$(132)	$54,577

The scheduled maturities of U.S. Government and Agency securities available for sale at December 31, 2003 were as follows:

	(Dollars in Thousands)
	Amortized Cost	Approximate Market Value
After one year through five years	$2,876	$2,860
After five years through ten years	53,857	52,857
After ten years	31,008	30,934

	$87,741	$86,651

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

3. INVESTMENT SECURITIES AVAILABLE FOR SALE (continued)

Investment securities with a carrying amount of $42,129,000 and $35,382,000 at December 31, 2003 and 2002, respectively, were pledged as collateral on Federal Home Loan Bank and Community Bankers Bank advances and for other purposes as required or permitted by law. At December 31, 2003, the carrying amount of securities pledged to secure repurchase agreements was $3,296,000.

At December 31, 2003 there were no material unrealized losses that have been in a continuous unrealized loss position for 12 months or more.

4. LOANS RECEIVABLE

Loans receivable include the following at December 31:

	(Dollars in Thousands)
	2003	2002
Loans held for sale	$9,069	$64,741
Loans receivable, net	205,913	174,351

	$214,982	$239,092

Real estate loans
Mortgage	$77,330	$102,289
Commercial	93,819	53,391
Construction	17,318	3,926

Total real estate loans	188,467	159,606
Commercial	15,466	15,446
Consumer	5,055	2,617
Overdrafts	21	13

Subtotal	209,009	177,682

Loans held for sale	9,069	64,741
Provision for loan losses	(3,057)	(3,499)
Deferred loan costs (fees)	(39)	168

Total Loans	$214,982	$239,092

An analysis of the allowance for loan losses is as follows at December 31:

	(Dollars in Thousands)
	2003	2002
Balance beginning of period	$3,499	$1,391
Provision for loan losses	687	3,253
Loans charged to reserve	(1,141)	(1,188)
Recoveries credited to reserve	12	43

Totals	$3,057	$3,499

The Bank had non-accrual loans of $146,000 and $548,000 at December 31, 2003 and 2002, respectively. There were no impaired loans outstanding at December 31, 2003 and 2002, respectively. The Bank had $162,000 of loans past 90 days or more still accruing at December 31, 2003.

There were no mortgage loans pledged as collateral for Federal Home Loan Bank advances at December 31, 2003.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

5. PREMISES AND EQUIPMENT

Premises and equipment include the following at December 31:

	(Dollars in Thousands)
	2003	2002
Furniture and equipment	$4,358	$4,137
Leasehold improvements	761	710

Total cost	5,119	4,847
Less accumulated depreciation and amortization	(2,864)	(1,808)

Premises and equipment, net	$2,255	$3,039

Depreciation of premises and equipment charged to expense amounted to $1,077,000 and $864,000 in 2003 and 2002 respectively.

6. OTHER ASSETS

Included in other assets at December 31, 2003 and 2002 is $409,000 which represents the costs incurred for development of financial software that allows financial institutions to exchange data with other institutions using standard protocol. The Corporation is in the process of completing BETA testing on this product and is marketing the product to several corporations. Management expects they will realize, in sales, an amount equal to at least the costs incurred to develop this product. They also anticipate that the software could be used by Millennium Bank, N.A.

7. DEPOSITS

Time deposits in denominations of $100,000 or more totaled $67,924,000 in 2003 and $46,912,000 in 2002. Time deposits mature as follows at December 31:

(Dollars in Thousands)
2003
2004	$42,395
2005	25,969
2006	23,585
2007	16,834
2008 and thereafter	8,713

Total	$117,496

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

8. BORROWINGS

The Corporation had borrowings outstanding as follows:

December 31, 2003:	Interest Rate	Maturity	(Dollars in Thousands) Amount
Federal funds purchased and repurchase agreements
Federal funds purchased	1.33%	Demand	$5,517
Repurchase agreements	0.25%	Demand	112

			$5,629

Federal Home Loan Bank
Advances	6.48%	May 28, 2004	$400
Advances	1.46%	Feb. 13, 2006	5,000
Advances	2.01%	Feb. 13, 2008	5,000

			$10,400

December 31, 2002:	Interest Rate	Maturity	(Dollars in Thousands) Amount
Federal funds purchased and repurchase agreements
Federal funds purchased	1.38%	Demand	$8,936
Repurchase agreements	0.50%	Demand	407

			$9,343

Federal Home Loan Bank
Advances	1.83%	Feb. 10, 2003	$13,000
Advances	6.48%	May 27, 2005	400

			$13,400

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

8. BORROWINGS (continued)

At December 31, 2003 the Corporation has the following lines of credit:

	(Dollars in Thousands)
	Total Line of Credit	Amount Available
Federal Home Loan Bank
Secured	$31,260	$20,860
Community Bankers Bank
Secured	11,100	11,100
Unsecured	8,700	3,183

	$51,060	$35,143

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Corporation may be required to provide additional collateral based on the fair value of the underlying securities.

9. TRUST PREFERRED CAPITAL SECURITIES

On June 27, 2002, Millennium Capital Trust I, Inc., a subsidiary of the Corporation, was formed for the purpose of issuing redeemable trust preferred securities and purchasing the Corporation’s junior subordinated debentures, which are its sole assets. The Corporation owns all of the Trust’s outstanding common securities. On July 11, 2002, $8,000,000 of the trust preferred securities were issued in a pooled underwriting totaling approximately $450,000,000. The securities have a LIBOR-indexed floating rate of interest which is set and payable on a quarterly basis. During 2003, the interest rates ranged from 4.76 percent to 5.03 percent. During 2002, the interest rates ranged from 5.00 percent to 5.79 percent. The securities have a maturity date of July, 2032. The Corporation has the option of redeeming the securities beginning July, 2007.

Up to 25 percent of Tier 1 capital may include the above securities for regulatory capital adequacy determination purposes. The portion of the securities not considered as Tier 1 capital will be included in Tier 2 capital. The Corporation and the Trust believe that, taken together, the Corporation’s obligations under the junior subordinated debentures, the Indenture, the Trust declaration and the Guarantee entered into in connection with the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Corporation of the Trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Corporation may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related trust preferred securities.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

10. INCOME TAXES

The provision for income taxes consists of the following:

	(Dollars in Thousands)
	2003	2002
Current (benefit) provision	$(25)	$(470)
Deferred (benefit) provision	522	(1,303)

Total provision for income taxes	$497	$(1,773)

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items, such as the net operating loss carryforward, allowance for loan losses and loan fees, are recognized in different periods for financial reporting and tax return purposes. A valuation allowance has not been established for deferred tax assets. Realization of the deferred tax assets is dependent on generating sufficient taxable income. Although realization is not assured management believes it is more likely than not that all of the deferred tax asset will be realized. Deferred tax assets are recorded in other assets.

Net deferred tax assets are comprised of the following at December 31:

	(Dollars in Thousands)
Deferred Source	2003	2002
Net operating loss carryforward	$522	$836
Start-up costs	8	15
Loan loss reserve	764	956
Unearned loan fees	(13)	(67)
Depreciation	(197)	(134)

Subtotal	1,084	1,606
Unrealized gain or loss included in other comprehensive income	371	(198)

Gross deferred tax assets (liability)	1,455	1,408
Valuation Allowance	—	—

Net deferred tax asset	$1,455	$1,408

The provisions for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory Federal income tax rate to pretax income as a result of the following differences:

	2003	2002
Statutory Federal income tax rate	34%	34%
Change in deferred tax asset valuation allowance	—	—

Effective tax rate	34%	34%

The Corporation has a net operating loss carryforward at December 31, 2003 of $1,277,000 which expires in 2022.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

11. REGULATORY MATTERS

The Corporation (on a consolidated basis) and the Bank’s primary supervisory agents are the Federal Reserve and Office of the Comptroller of Currency (OCC). The supervisory agents have mandated certain minimum capital standards for the industry. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) outlines various levels of capital adequacy for the industry.

Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Corporation and the Bank’s financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation and the Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations) and of Tier I capital to adjusted total assets (as defined). Management believes as of December 31, 2003 and 2002, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

11. REGULATORY MATTERS (continued)

The Corporation’s actual capital amounts and ratios are as follows:

	(Dollar Amounts in Thousands)
	Actual Amount	Ratio	Minimum Capital Requirement		Minimum To be Well Capitalized
			Amount	Ratio	Amount	Ratio
As of December 31, 2003
Total Risk-based Capital (to risk-weighted assets)
Consolidated	$27,313	12.78%	$17,097	8.00%	$21,371	10.00%
Bank	25,763	12.10	17,065	8.00	21,331	10.00
Tier I Capital (to risk-weighted assets)
Consolidated	20,796	9.73	8,549	4.00	12,823	6.00
Bank	23,097	10.85	12,489	4.00	18,733	6.00
Tier I Capital (to average assets)
Consolidated	20,796	6.65	12,510	4.00	15,638	5.00
Bank	23,097	7.40	12,489	4.00	15,611	5.00

As of December 31, 2002
Total Capital (to risk-weighted assets)	$25,782	13.48%	$15,300	8.00%	$19,125	10.00%
Tier I Capital (to risk-weighted assets)	18,896	9.88	7,650	4.00	11,475	6.00
Tier I Capital (to average assets)	18,896	6.07	12,450	4.00	15,562	5.00

In November 2002, the OCC issued to the Bank and its Directors, a “Memorandum of Understandings (MOU)”. As a result of the OCC’s June 2003 examination findings (most recent examination), the Bank was notified that it still needs to comply with two articles of the MOU. It was also notified that it is considered to be “fundamentally sound”, as defined by regulation 12 C.F.R 5.51 and considered to be well capitalized. The OCC feels there is limited capital support for additional growth and earnings are still considered to be less than satisfactory.

In December 2003, the regulators approved the Bank’s request to waive, during 2004, the limit on quarterly growth imposed by the OCC in the MOU. During 2004, the Bank will not be subject to the 5 percent limitation on growth in a single quarter, and will be permitted annual growth in total assets, as measured at each Call Report date, of up to 15 percent.

12. OPERATING LEASES

The Bank leases its corporate headquarters and most of its branch facilities under non-cancelable lease agreements. Most of these leases provide for the payment of property taxes and other costs by the Bank and include one or more renewal options ranging up to ten years.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

12. OPERATING LEASES (continued)

The following are the future minimum lease payments at December 31, 2003:

(Dollars in Thousands)
Years ending December 31,
2004	$251
2005	256
2006	225
2007	115
2008	75
2009 and thereafter	13

Total	$935

Rent expense amounted to $597,000 and $597,000 for the years ended December 31, 2003 and 2002, respectively.

13. PROFIT SHARING PLAN

The Corporation maintains a 401(k) profit sharing plan, which has also been adopted by Millennium Bank, N.A., Millennium Capital, Inc., and Millennium Brokerage Services, Inc. The Plan covers substantially all full time employees. The Plan allows the Corporation, and its affiliates, to make contributions to the plan at the discretion of management. The Corporation and affiliates made no contributions to the 401(k) plan for the years ended December 31, 2003 and 2002.

14. OTHER INCOME AND OTHER OPERATING EXPENSE

Other income consists of the following:

	(Dollars in Thousands)
	2003	2002
Commissions and fees	$132	$60
Other income	159	116

	$291	$176

Other operating expenses consist of the following:

	(Dollars in Thousands)
	2003	2002
Dues and fees	$417	$463
Franchise taxes and miscellaneous taxes	229	85
Insurance expense	240	163
Meetings and seminar expense	170	170
Miscellaneous operating expenses	122	164
Office expenses	487	544
Lawsuit settlements and operating losses	328	177
Outside services	439	817
Professional fees	862	1,170
Recapture and other loan expense	200	104
Organizational expense	—	148

Total Other Operating Expenses	$3,494	$4,005

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

15. RELATED PARTY TRANSACTIONS

Through the normal course of business, the Corporation receives general legal services from law firms under the control of certain Directors. Legal fees paid to these law firms were $38 and $44 for the years ended December 31, 2003 and 2002, respectively.

In 2002, the Corporation retained the services of an additional law firm for the purposes of collecting fees due from a former joint venture of the Corporation. A director of the Corporation is a partner of the law firm. Fees amounted to $170,000 in 2003 and $426,000 in 2002.

In 2003, the Corporation leased space in Herndon, Virginia from a related party in the amount of $107,000 and space in Reston, Virginia in the amount of $208,000.

The Bank has entered into loan transactions with certain directors, executive officers, and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 2003 and 2002 was $7,507,000 and $9,382,000, respectively. During 2003, new loans made to such related parties amounted to $1,705,000 and payments amounted to $3,580,000. During 2002, new loans made to such related parties amounted to $3,062,000 and payments amounted to $938,000.

The Bank has also entered into deposit transactions with certain directors, executive officers, and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms as those offered to other clients. The Bank held related party deposits of approximately $3,728,000 and $4,231,000 at December 31, 2003 and 2002, respectively.

In 2003, one of the executive officers elected to accept stock options for 31,688 shares valued at approximately $78,000 in lieu of cash compensation due for 2003.

16. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT

Credit Related Financial Instruments

The Corporation is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve to varying degrees elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Corporation’s exposure to credit loss is represented by the contractual amount of these commitments. The Corporation follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

16. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT (continued)

(Dollars in Thousands)

Credit Related Financial Instruments (continued)

At December 31, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(Dollars in Thousands)
	2003	2002
Commitments to grant loans, commercial pipeline and unfunded commitments under lines of credit	$37,910	$20,272
Commercial and standby letters of credit	1,814	35

	$39,724	$20,307

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. These loans are considered in the pipeline until closing of the loan.

Unfunded commitments are closed loans where the customer has not drawn the entire amount of the loan and include commercial lines-of-credit, revolving credit lines and overdraft protection agreements. These commitments may expire without being drawn upon or may be partially drawn on. Therefore, the total commitment amounts do not necessarily represent future cash requirements.

Commercial and standby letters-of-credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. These letters-of-credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary.

Cash

The Corporation maintains a portion of its cash balances with several financial institutions. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. There were no unsecured balances at December 31, 2003 and 2002, respectively.

Legal

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Corporation’s consolidated financial statements.

Recourse on Loans

The Corporation has sold loans during the year with limited recourse that is applicable only for the first 120 days. Management estimates no material expenses due to these provisions.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

16. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT (continued)

Performance Indemnification Agreement

The Bank has entered into a performance indemnification agreement which expires on April 30, 2004, with one of its mortgage investors. The agreement requires the Bank to repurchase any of 23 stated mortgage loans if they become ninety (90) days past due. The maximum amount of the guarantee at December 31, 2003 was $842,000. The Bank has not received notice that any of the loans must be repurchased by the Bank. The Corporation has not recorded any contingent liabilities related to this performance indemnification agreement.

17. STOCK OPTION PLAN

On August 12, 1999, the Corporation adopted an Incentive Stock Option Plan. The total number of shares granted under the plan cannot exceed 2,000,000 shares. The plan is administered by the Board of Directors of the Corporation and the plan will terminate as of August 11, 2009. The Board has given the Chairman of the Corporation the authority to grant 300,000 shares to key employees at his discretion. Under the plan, the option price of the shares must be granted at not less than fair market value, the options term may not exceed ten years and the options are not transferable.

	2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	797,082	$5.33	767,632	$5.00
Granted	144,688	6.63	150,950	6.83
Exercised	(111,040)	5.00	—	—
Cancelled/Expired	(204,332)	5.24	(121,500)	5.13

Outstanding, end of year	626,398	5.71	797,082	5.33

Options exercisable at end of year	270,613	$5.75	321,846	$5.00

Weighted average fair value of options granted during the year		$1.93		$.57

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

17. STOCK OPTION PLAN (continued)

Information pertaining to options (in thousands) outstanding at December 31, 2003 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.00	401,760	7.3 years	$5.00	180,215	$5.00
$6.20 - $7.93	224,638	9.4 years	$6.99	90,398	$7.25

The vesting period of the remaining options is as follows:

Vested and exercisable	270,613
February 1, 2004	117,743
February 1, 2005	105,083
February 1, 2006	86,149
February 1, 2007	31,410
February 1, 2008	15,400

626,398

The Corporation has one stock-based compensation plan, which is described above. The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	(Dollars in Thousands, except for per Share Data)
	2003	2002
Net (loss) income as reported	$965	$(3,446)
Deduct: Total stock based employees compensation expense determined under fair value based method for all awards, net of related tax effects	(292)	(173)

Pro forma	$673	$(3,619)

Earnings per share:
Basic - as reported	$0.27	$(1.00)

Basic - pro forma	$0.19	$(1.05)

Diluted - as reported	$0.23	$(1.00)

Diluted - pro forma	$0.16	$(1.05)

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

18. EARNINGS PER SHARE

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.

	For the Years Ended December 31,
	2003		2002
	Shares	Per Share Amount	Shares	Per Share Amount
Weighted average shares outstanding, and basic earnings (loss) per share	3,551,251	$0.27	3,456,674	$(1.00)

Effect of dilutive securities
Stock options	143,248		—
Warrants	504,162		—

Weighted average shares adjusted for dilution and diluted earnings (loss) per share	4,198,661	$0.23	3,456,674	$(1.00)

Stock options and Warrants to purchase common stock were outstanding during 2002 but were not included in the computation of EPS because the options’ were antidilutive.

19. OTHER COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

	(Dollars in Thousands)
	Years Ended December 31,
	2003	2002
Unrealized holding gains (losses) on available-for-sale securities	$(1,066)	$614
Reclassification adjustment for losses (gains) realized in income	(607)	—

Net unrealized gains (losses)	(1,673)	614
Tax effect	569	(209)

Net-of-tax amount	(1,104)	405
Net income (loss)	965	(3,446)

Other Comprehensive Income	$(139)	$(3,041)

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

19. COMPREHENSIVE INCOME (continued)

The components of accumulated other comprehensive income, included stockholders’ equity, are as follows:

	(Dollars in Thousands)
	Years Ended December 31,
	2003	2002
Net unrealized gain (loss) on available-for-sale securities	$(1,090)	$583
Tax effect
Net-of-tax amount	371	(198)

	$(719)	$385

20. PARENT COMPANY ACTIVITY

The balance sheets and statements of income for the Corporation only, are as follows at December 31:

BALANCE SHEETS

(Dollars in Thousands)

	2003	2002
Assets:
Interest bearing deposits in banks	$848	$733
Investment in subsidiaries	22,798	22,557
Other assets	370	220

Total Assets	$24,016	$23,510

Liabilities:
Short term line of credit	$—	$—
Trust preferred capital securities	8,000	8,000
Other liabilities	98	8

Total Liabilities	8,098	8,008

Stockholders’ equity:
Common stock	18,214	17,659
Paid-in capital	599	599
Accumulated other comprehensive income (loss)	(719)	385
Retained earnings (deficit)	(2,176)	(3,141)

Total Stockholders’ Equity	15,918	15,502

Total Liabilities and Stockholders’ Equity	$24,016	$23,510

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

20. PARENT COMPANY ACTIVITY (continued)

STATEMENTS OF INCOME

(Dollars in Thousands)

	2003	2002
Equity in earnings (loss) of Bank	$1,365	$(3,268)
Equity in earnings of Brokerage Services	(5)	24
Equity in earnings of E-Banking	(9)	—
Equity in earnings of Insurance Services	(3)	3
Other income (expenses)	49	16
Interest income, (expense) net	(432)	(221)

Net income (loss)	$965	$(3,446)

STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	2003	2002
Cash Flows from Operating Activities
Net (loss) income	$(383)	$(205)
Equity in undistributed net income (loss) of subsidiaries	1,348	(3,241)

Subtotal	965	(3,446)
Increase in other assets	(150)	(92)
Increase in other liabilities	90	(170)

Net Cash Provided (Used) by Operating Activities	905	(3,708)

Cash Flows from Investing Activities
Increase in investment in subsidiaries	(1,345)	(9,690)

Cash Flows from Financing Activities
Proceeds from short term borrowings	—	(950)
Proceeds from trust preferred securities	—	8,000
Proceeds from issuance of common stock	555	7,960
Proceeds used to reacquire common stock	—	(942)

Net Cash Provided by Financing Activities	555	14,068

Net Increase (Decrease) in Cash and Due from Banks	115	670
Cash and Due from Banks, beginning of year	733	63

Cash and Due from Banks, end of year	$848	$733

Noncash Investing Activities
Unrealized gain (loss) on securities available for sale, net	$(1,104)	$405

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

21. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The assumptions used and the estimates disclosed represent management’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to management as of the respective reporting dates. In certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors, and management’s evaluation of those factors change.

Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, these fair value estimates are not necessarily indicative of the amounts that the Corporation would realize in a market transaction. Because of the wide range of valuation techniques and the numerous estimates which must be made, it may be difficult to make reasonable comparisons of the Corporation’s fair value information to that of other financial institutions. SFAS 107 excludes certain financial instruments from its disclosure requirement. Because of this and the many uncertainties discussed above, the aggregate fair value amount should in no way be construed as representative of the underlying value of the Corporation. The estimated fair values of the Corporation’s financial instruments at December 31, 2003 and 2002 are as follows:

	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$2,305	$2,305	$4,959	$4,959
Federal funds sold	61	61	55	55
Investment securities available for sale	89,359	89,359	54,577	54,577
Loans held for sale	9,069	9,132	65,252	64,741
Loans receivable, net	205,913	206,570	174,351	169,450
Accrued interest receivable	1,475	1,475	1,220	1,220

Financial liabilities:
Deposits	272,113	273,460	258,509	259,720
Federal funds purchased	5,629	5,629	9,343	9,343
Short term borrowings	400	400	13,000	13,000
Long term borrowings	18,000	18,000	8,400	8,400
Accrued interest payable	540	540	623	623

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

21. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following methods and assumptions were used to estimate the fair value amounts at December 31, 2003 and 2002:

Cash and Cash Equivalents

Carrying amount approximates fair value.

Loans Held for Sale

Fair value is based on selling prices arranged by arms-length contracts with third parties.

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

Investment Securities Available-for Sale

Fair value is based on quoted market prices, excluding Federal Home Loan Bank stock. Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Deposit Liabilities

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

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

22. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended December 31, 2003	Quarter Ended September 30, 2003	Quarter Ended June 30, 2003	Quarter Ended March 31, 2003
	(Dollars in Thousands, except for Share Data)
Interest income	$4,059	$4,169	$4,343	$4,294
Net interest income	2,354	2,459	2,450	2,368
Provision for loan losses	(87)	(300)	(150)	(150)
Income before income taxes	265	278	306	613
Income taxes	(90)	(95)	(104)	(208)

Net income (loss)	$175	$183	$202	$405

Earnings per share:
Basic	.05	.05	.06	.11
Diluted	.04	.04	.05	.10

	Quarter Ended December 31, 2002	Quarter Ended September 30, 2002	Quarter Ended June 30, 2002	Quarter Ended March 31, 2002
	(Dollars in Thousands, except for Share Data)
Interest income	$4,631	$4,640	$3,797	$3,402
Net interest income	2,419	2,355	1,793	1,697
Provision for loan losses	(1,716)	(655)	(657)	(225)
Loss before income taxes	(2,066)	(1,329)	(783)	(1,041)
Income taxes	(715)	(419)	(346)	(293)

Net income (loss)	$(1,351)	$(910)	$(437)	$(748)

Earning per share
Basic	(.39)	(.25)	(.12)	(.24)
Diluted	(.39)	(.25)	(.12)	(.24)

23. SUBSEQUENT EVENT

Metropolitan Life Insurance Company

The Corporation signed an agreement with Metropolitan Life Insurance Company to provide insurance and brokerage services to customers of the Bank beginning in 2004. As a part of this process, Millennium Bankshares will change from a bank holding company to a financial holding company, effective February 22, 2004.

Public Offering

The Board of Directors has authorized management to begin the process of a public offering for additional shares of common stock. The net proceeds from this offering will be used for general corporate purposes and to redeem the warrants. As a part of this process, the Corporation will first offer common shares at $5 per share to holders of the Corporation’s warrants that were issued in 1999. Any warrants not exercised will be redeemed by the Corporation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM BANKSHARES CORPORATION

Date: March 18, 2004	By:	/s/ Carroll C. Markley

Carroll C. Markley Chairman, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Carroll C. Markley Carroll C. Markley	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2004

/s/ Janet A. Valentine Janet A. Valentine	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2004

/s/ Michael Colen	Director	March 18, 2004
Michael Colen

/s/ L. James D’Agostino L. James D’Agostino	Director	March 18, 2004

/s/ Susan B. Gregg Susan B. Gregg	Director	March 18, 2004

/s/ William P. Haggerty William P. Haggerty	Director	March 18, 2004

Stewart R. Little	Director	March 18, 2004

/s/ David B. Morey David B. Morey	Director	March 18, 2004

Gregory L. Oxley	Director	March 18, 2004

Signature	Title	Date

Rolando Santos	Director	March 18 2004

/s/ Robert T. Smoot Robert T. Smoot	Director	March 18 2004

/s/ Douglas K. Turner Douglas K. Turner	Director	March 18, 2004

/s/ Arthur J. Novick Arthur J. Novick

EXHIBIT INDEX

Number	Description
3.1	Articles of Incorporation (restated in electronic format), attached as Exhibit 3.1 to the Registration Statement on Form SB-2, as amended, Registration No. 333-72500, filed with the Commission on October 30, 2002 (the “Form SB-2”), incorporated herein by reference.

3.2	Bylaws, attached as Exhibit 3.2 to the Form SB-2, incorporated herein by reference.

4.1	Form of Common Stock Certificate, attached as Exhibit 4.1 to the Form SB-2, incorporated herein by reference.

4.2	Form of Warrant Agreement, attached as Exhibit 4.2 to the Form SB-2, incorporated herein by reference.

10.1	Employment Contract, dated as of February 8, 2001, between Millennium Bankshares Corporation, Millennium Bank and Carroll C. Markley, attached as Exhibit 10.1 to the Form SB-2, incorporated herein by reference.

10.2	Form of Employee Stock Option of Millennium Bankshares Corporation, attached as Exhibit 10.2 to the Form SB-2, incorporated herein by reference.

10.3	Millennium Bankshares Corporation Incentive Stock Option Plan, attached as Exhibit 4.3 to the Registration Statement on Form S-8, Registration No. 333-101076, filed with the Commission on November 7, 2002, incorporated herein by reference.

10.4	Executive Employment Agreement between Millennium Bank and Janet A. Valentine, dated July 29, 2002, attached as Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the period ended September 30, 2002, incorporated herein by reference.

10.5	Executive Employment Agreement between Millennium Bank and Anita L. Shull, dated July 29, 2002, attached as Exhibit 10.7 to the Annual Report on Form 10-KSB for the year ended December 31, 2002 (the “2002 Form 10-KSB”), incorporated herein by reference.

10.6	Commercial Lease Agreement between 1051 Elden Street, L.L.C., the lessor, and Millennium Bank, N.A., the lessee, dated April 1, 2003, attached as Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the period ended June 30, 2003, incorporated herein by reference.

10.7	Amendment to Employment Agreement of Carroll C. Markley dated November 13, 2003, attached as Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the period ended September 30, 2003, incorporated herein by reference.

21	List of Subsidiaries, attached as Exhibit 21 to the 2002 Form 10-KSB, incorporated herein by reference.

23	Consent of Thompson, Greenspon & Co., P.C.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.