Form 10-Q
period 2004-03-31
MILLENNIUM BANKSHARES CORP
filed 2004-05-17
CIK 1158678

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

(Issuer’s Telephone Number)

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

8,774,749 shares of common stock, par value $5.00 per share,

outstanding as of May 4, 2004

MILLENNIUM BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MILLENNIUM BANKSHARES CORPORATION

Consolidated Balance Sheets

(In Thousands)

	(Unaudited) March 31, 2004	December 31, 2003
Assets:
Cash and due from banks	$4,918	$2,305
Federal funds sold	4,434	61
Securities available for sale	65,838	89,359
Loans held for sale	25,616	9,069
Loans, net	209,689	205,913
Bank premises and equipment, net	1,960	2,255
Other assets	4,194	4,434

Total assets	$316,649	$313,396

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Non-interest bearing demand deposits	$23,420	$19,150
Savings and interest-bearing demand deposits	136,041	135,467
Time deposits	120,485	117,496

Total deposits	279,946	272,113

Federal funds purchased /repurchase agreements	43	5,629
Advances from FHLB	10,400	10,400
Subordinated debentures	8,000	8,000
Other liabilities	1,547	1,336

Total liabilities	299,936	297,478

Shareholders’ Equity:
Common stock, par value $5.00 per share, authorized 10,000,000 shares; Issued and outstanding at March 31, 2004 - 3,645,218 Issued and outstanding at December 31, 2003 – 3,642,818	18,226	18,214
Capital surplus	600	599
Retained earnings (deficit)	(1,965)	(2,176)
Accumulated other comprehensive income	(148)	(719)

Total shareholders’ equity	16,713	15,918

Total liabilities and shareholders’ equity	$316,649	$313,396

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

	Unaudited
	For the Three Months Ended March 31,
	2004	2003
Interest Income
Interest and fees on loans	$3,335	$3,621
Interest on securities available for sale:
Taxable	770	651
Dividends	27	18
Interest on federal funds sold and other	10	4

Total interest income	4,142	4,294

Interest expense
Interest on deposits	1,503	1,717
Interest on other borrowings	170	209

Total interest expense	1,673	1,926

Net interest income	2,469	2,368

Provision for loan losses	0	150

Net interest income after provision for loan losses	2,469	2,218

Other Income
Service charges on deposit accounts	55	31
Gains/Fees on loans held for sale	528	1,026
Gain on sale of securities	10	361
Other operating income	84	40

Total other income	677	1,458

Other Expense
Salaries and employee benefits	1,585	1,563
Occupancy and equipment expense	569	543
Marketing, promotion & advertising expense	26	31
Other operating expenses	647	926

Total other expense	2,827	3,063

Income before income taxes	319	613
Income tax expense	108	208

Net income	$211	$405

Earnings per weighted average share
Net income per share, basic	$0.06	$0.11
Net income per share, diluted	$0.05	$0.10
Dividends per share	$0.00	$0.00
Weighted average shares outstanding
Basic	3,642,978	3,531,778
Diluted	4,390,078	4,067,287

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months ended March 31, 2004 and 2003

(In Thousands)

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings/ Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances - December 31, 2002	$17,659	$599	$(3,141)	$385	$15,502

Changes in net unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect				(334)	(334)
Net income			405		405

Balances – March 31, 2003	$17,659	$599	$(2,736)	$51	$15,573

Balances - December 31, 2003	$18,214	$599	$(2,176)	$(719)	$15,918

Options exercised	12	1			13
Changes in net unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect				571	571
Net income			211		211

Balances – March 31, 2004	$18,226	$600	$(1,965)	$(148)	$16,713

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

	Unaudited
	For the Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$211	$405
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	0	150
Depreciation and amortization	254	266
Discount accretion and premium amortization on securities, net	82	175
Realized gain on sale of securities available for sale	(10)	(361)
Loss on disposal of assets	61	12
Decrease (increase) in loans held for sale, net	(16,547)	32,952
(Increase) decrease in other assets	(54)	(73)
Increase (decrease) in other liabilities	211	(242)

Net cash provided by operating activities	$(15,792)	$33,284

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in federal funds sold	$(4,373)	$11
Increase in loans receivable, net	(3,776)	(15,778)
Purchase of securities available for sale	(4,048)	(51,914)
Sales of securities available for sale	26,721	18,992
Paydown of securities available for sale	1,641	3,425
Purchase of bank premises and equipment	(20)	(132)
Proceeds from disposal of property	0	29

Net cash used in investing activities	$16,145	$(45,367)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	$13	$0
Net increase in deposits	7,833	4,224
Proceeds from FHLB borrowings	0	8,500
Increase (decrease) in securities sold under agreement to repurchase	(5,586)	(1,730)

Net cash provided by financing activities	$2,260	$10,994

Increase (decrease) in cash and cash equivalents	$2,613	$(1,089)
CASH AND CASH EQUIVALENTS
Beginning	$2,305	$4,959

Ending	$4,918	$3,870

SUPPLEMENTAL DISCLOSURES:
NON-CASH INVESTING AND FINANCING ACTIVITIES-
Loans transferred from held for sale to held to maturity	$881	$0

CASH PAID FOR INTEREST	$1,532	$2,127

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2004 and 2003 (Unaudited)

Note 1. General

Millennium Bankshares Corporation (the “Company”, “we” or “our”) is a financial holding company headquartered in Reston, Virginia. We were incorporated in 1998 and began operations in April 1999. We provide services through our principal operating subsidiary, Millennium Bank, N. A. (the “Bank”). We presently operate six banking offices in Reston, Great Falls, Herndon, Colonial Heights, and Richmond, Virginia, and a loan production office in Warrenton, Virginia. We are a community bank providing, through our branches and over the Internet, a broad range of commercial and retail banking services designed to meet the needs of businesses and consumers in the communities we serve. We emphasize local decision making within our organization and provide personal service to our customers. By combining the technological support, products and services that our customers demand with direct access to senior management and responsive customer service, we work to foster a business and consumer banking environment that allows us to effectively compete in our particular market with other financial institutions of all sizes.

The accompanying consolidated financial statements have been prepared in accordance with the requirements of the rules and regulations of the Securities and Exchange Commission. As a result, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, however, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004 and the results of operations for the three months ended March 31, 2004 and 2003.

These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the three month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

Note 2. Stock Option Plan

The Company accounts for its stock option plan for directors and employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,
(Dollars in Thousands, Except Per Share Data)	2004	2003
Net income as reported	$211	$405

Deduct: Total stock based employees’ compensation expense determined under fair value based method for all awards, net of related tax effects	(11)	(10)

Pro forma	$200	$395

Earnings per share:
Basic – as reported	$.06	$.11

Basic – pro forma	$.05	$.10

Diluted – as reported	$.05	$.11

Diluted – pro forma	$.05	$.10

Note 3. Securities

Securities available for sale as of March 31, 2004, are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
		(In Thousands)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$52,369	$95	$(280)	$52,184
Mortgage backed securities	11,821	12	(50)	11,783
Other	1,871	—	—	1,871

	$66,061	$107	$(330)	$65,838

Note 4. Loans

The consolidated loan portfolio is composed of the following:

	March 31, 2004	December 31, 2003
	(In Thousands)
Residential real estate loans	$77,229	$77,330
Commercial real estate loans	94,742	93,819
Construction loans	20,962	17,318

Total real estate loans	192,933	188,467
Commercial loans	14,090	15,466
Consumer loans	5,705	5,055
Overdrafts	13	21

Subtotal	212,741	209,009
Allowance for loan losses	(3,025)	(3,057)
Deferred loan costs	(27)	(39)

Loans, net	$209,689	$205,913

Note 5. Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	March 31, 2004	December 31, 2003
	(In Thousands)
Balance at January 1	$3,057	$3,499
Provision charged to operating expense	0	687
Recoveries added to the allowance	1	12
Loan losses charged to the allowance	(33)	(1,141)

Balance at the end of the period	$3,025	$3,057

Note 6. Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share (“EPS”) and the effect on the weighted average number of shares of potential dilutive common stock for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2003
(Dollars in Thousands, Except Per Share Data)	Weighted Average Shares	Per Share Amount	Weighted Average Shares	Per Share Amount
Basic EPS	3,643	$0.06	3,532	$0.11

Effect of dilutive securities:
warrants	584		410
stock options	163		125

Diluted EPS	4,390	$0.05	4,067	$0.10

Note 7. Recent Accounting Pronouncements

On January 1, 2003, the Company adopted FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Bank has performance letters of credit. Performance letters of credit require the Bank to make payments if the customer fails to perform certain non-financial contractual obligations. The Bank previously did not record a liability when guaranteeing obligations, unless it became probable that the Bank would have to perform under the guarantee. FIN 45 applies prospectively to any guarantees the Company issues or modifies subsequent to December 31, 2002. The Company defines the initial fair value of the letters of credit as the fee received from the customer. The fees collected as of March 31, 2004 were immaterial. The maximum potential undiscounted amounts of future payments of letters of credit under FIN 45 as of March 31, 2004 are approximately $1.6 million, all but one of which will expire by October 15, 2004. The one expiring on January 23, 2009 is in the amount of $25,000 and supports one of the Bank’s leases. Amounts due under these letters of credit would be reduced by any proceeds that the Bank would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The Company has not recorded any contingent liabilities related to these letters of credit.

Note 8. Subsequent Events

On May 4, 2004, the Company closed a secondary public offering for 4,074,961 shares of its common stock at a price of $6.50 per share. At the same time, the Company completed an offering of 1,050,270 shares if its common stock at $5.00 per share to holders of its outstanding common stock warrants. The Company redeemed all unexercised common stock warrants for $2.50 per warrant for a total cost to the Company of $752,512. The net capital to the Company from both offerings, after expenses and payment of the redemption, was approximately $29 million. As of May 4, 2004, there were 8,774,749 shares of stock outstanding. The proceeds from the offering will be used for general corporate purposes and to provide additional equity capital to the Bank to support growth of the Bank’s operations.

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

Presented below is discussion of those accounting policies that management believes are the most important to the portrayal and understanding of the Company’s financial condition and results of operations. These critical accounting policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. See also Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Allowance for Loan Losses

The Company monitors and maintains an allowance for loan losses to absorb an estimate of probable and incurred losses in the loan portfolio. The Company maintains policies and procedures that address the systems of control over the following areas of maintenance of the allowance: the systematic methodology used to determine the appropriate level of the allowance to provide assurance that the allowance for loan losses is maintained in accordance with accounting principles generally accepted in the United States of America; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; and the loan grading system.

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

For loans without individual measures of impairment, the Company makes estimates of losses for groups of loans as required by SFAS 5. Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and the general collateral type. A loss rate reflecting the expected loss probable in a group of loans is derived based upon estimates of default rates for a given loan grade, the predominant collateral type for the group and the terms of the loan. The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions of the portfolio of loans, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

The amounts of estimated impairment for individually evaluated loans and groups of loans are added together for a total estimate of loan losses. This estimate of losses is compared to the allowance for loan losses of the Company as of the evaluation date and, if the estimate of losses exceeds the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates. If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses. The Company recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made and may be material to the Consolidated Financial Statements.

Financial Summary

For the quarter ended March 31, 2004, the Company reported net income of $211,000, or $0.06 per share and $0.05 per diluted share, compared to net income of $405,000, or $0.11 per share and $0.10 per diluted share for the same period in 2003. The decrease in net income is primarily attributable to reduced non-interest income, including gains/fees on the sale of loans and investment securities, offset by reduced non-interest expense, and no provision for loan losses. Gains/fees on loans held for sale were $1.0 million in the first quarter of 2003 and $528,000 in the same period in 2004. This difference is primarily the result of a high re-financing market in 2003. The annualized return on average assets and return on equity for the period ended March 31, 2004, are 0.27% and 5.04% respectively, compared to 0.52% and 10.41% for the comparable period in 2003.

Total assets increased to $316.6 million at March 31, 2004, compared to $313.4 million at December 31, 2003, representing an increase of $3.2 million or 1.02%. Loans, net of allowance for loan losses at March 31, 2004 were $209.7 million, an increase of $3.8 million from the December 31, 2003 balance of $205.9 million. This increase was due to our efforts to increase commercial, commercial real estate and construction lending. Loans held for sale increased to $25.6 million at March 31, 2004, from $9.1 million at December 31, 2003. This increase is due to the restructuring of the Bank’s mortgage subsidiary in late 2003 and hiring of more experienced loan officers. The investment portfolio decreased 26.4% to $65.8 million at March 31, 2004, compared to $89.4 million at December 31, 2003. Deposits increased $7.8 million to $279.9 million at March 31, 2004 from $272.1 million at December 31, 2003. In addition to core deposits we use brokered deposits and borrowings from the Federal Home Loan Bank and the Community Bankers Bank to fund our loan growth.

Shareholders’ equity was $16.7 million at March 31, 2004. This amount represents an increase of 5.0% from the December 31, 2003 balance of $15.9 million. Shareholders’ equity was increased by 2004 earnings, the exercise of stock options and an increase in other comprehensive income. Other comprehensive income is the change in the market value of the investment portfolio due to changes in rates, net of taxes. Book value per share was $4.58 at March 31, 2004 and $4.37 at December 31, 2003.

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

Net interest income amounted to $2.5 million for the first quarter of 2004 compared to $2.4 million for the same period in 2003. The increase is largely due to reduced rates paid for deposits.

The following tables set forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and the related income, expense and corresponding weighted average yields and costs.

	Three Months Ended March 31, 2004
(Dollars in thousands)	Average Balances	Earnings/Expense	Yield/Rate
Assets:
Interest Earning Assets
Loans, net of unearned discounts	$223,220	$3,335	5.98%
Securities	78,838	797	4.04%
Federal funds sold	4,331	10.93%

Total interest earning assets	306,389	$4,142	5.41%

Other assets	5,924

Total assets	$312,313

Interest-Bearing Liabilities:
Interest-bearing deposits	$255,711	$1,503	2.36%
Borrowed funds	21,125	170	3.24%

Total interest-bearing liabilities	276,836	$1,673	2.43%

Other Liabilities:
Demand deposits	17,456
Other liabilities	1,286

Total liabilities	295,578
Shareholders’ equity	16,735

Total liabilities and shareholders’ equity	$312,313

Net interest income		$2,469

Interest spread (1)			2.98%
Net interest yield on earning assets (net interest margin) (2)			3.22%

(1)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.
(2)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

Non-Interest Income

The Company’s non-interest income consists primarily of loan fees, net gains/fees on sale of loans and service charges on deposit accounts. Commissions from purchases and sales of securities for customers represented less than 5% of total non-interest income in 2004.

For the first quarter of 2004, non-interest income decreased to $677,000 compared to $1.5 million for the comparable period in 2003. A large component of other non-interest income for the first quarter 2003 was $361,000 in net securities gains. Service charges on deposit accounts for the first quarter 2004 totaled $55,000, compared to $31,000 in the comparable period in 2003, an increase of $24,000. This increase is attributable to increased service charges on accounts. Gains/fees on loans sold decreased to $531,000 in the first quarter of 2004 from $1.0 million for the same period in 2003. The first quarter 2003 gains/fees on loans sold was based on the high volume of refinancing activity.

Non-Interest Expense

Total non-interest expense includes employee-related costs, occupancy and equipment expense and other overhead. For the quarter ended March 31, 2004, non-interest expenses were $2.8 million, compared to $3.1 million for the same period in 2003. Salaries and benefits expense was flat at $1.6 million for the first quarter of both 2004 and 2003. Other operating expenses (consisting of professional fees and administrative expenses) declined to $647,000 in the quarter ended March 31, 2004 from $926,000 for the same period in 2003. Other operating expenses during the first quarter of 2003 included accruals for litigation expenses associated with defense of a lawsuit with U. S. Mortgage Funding, Inc., which was settled in the third quarter of 2003.

Allowance for Losses on Loans

The allowance for loan losses at March 31, 2004 was $3.0 million, compared to $3.1 million at December 31, 2003. There was no provision for loan losses for the first quarter of 2004 as compared to $150,000 for the same period in 2003. The allowance for loan losses was 1.3% of total loans outstanding and loans held for sale at March 31, 2004. Net charge-offs as a percentage of loans were .01% for the first quarter of 2004 as compared to .52% for the year ended December 31, 2003. There were $261,000 in loans on non-accrual status and $204,000 in loans past due 90 days or more at March 31, 2004. Management believes the allowance for loan losses is adequate to cover probable or incurred credit losses in the loan portfolio at March 31, 2004.

Liquidity and Capital Resources

Liquidity is the ability to meet present and future financial obligations either through the sale of existing assets or the acquisition of additional funds through asset and liability management. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As a result of the Company’s management of liquid assets and the ability to generate liquidity through increasing deposits, management believes that we maintain overall liquidity that is sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

Our primary sources of funds are deposits, borrowings, payments on outstanding loans and investments, and loan sales. While scheduled payments from the amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Excess funds are invested in overnight deposits to fund cash requirements experienced in the normal course of business. We have been able to generate sufficient cash through its deposits as well as borrowings.

Deposits

Deposits have been the principal source of funds for use in lending and for other general business purposes. The Company has employed alternative methods of gathering deposits to fund our mortgage loan operations, including brokered deposits. Brokered deposits are deposits that we obtain through brokers for a fee. Brokered deposits are available in bulk, and they do not require any investments in branch offices, branch personnel or additional spending for marketing or education of employees. The brokered deposits that we obtain consist primarily of jumbo 30 day to 180 day certificates of deposits, which increase our overall cost of funds and decrease our net interest margin. The brokered deposits outstanding were $63.8 million at March 31, 2004 and $62.6 million at December 31, 2003.

In addition to deposits, the Company derives funds from loan repayments, cash flows generated from operations, which includes interest credited to deposit accounts, repurchase agreements entered into with commercial banks and Federal Home Loan Bank of Atlanta advances. Borrowings may be used to compensate for reductions in deposits or deposit-inflows at less than projected levels and have been used on a longer-term basis to support expanded lending activities.

The Company attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. We offer statement savings accounts, various checking accounts, various money market accounts, fixed-rate certificates with varying maturities, individual retirement accounts and is expanding to provide products and services for businesses and brokered deposits. Our principal use of deposits is to originate loans and fund investment securities.

At March 31, 2004, deposits were $279.9 million, an increase of 2.86% from $272.1 million at December 31, 2003. The deposit growth is a reflection of branch office growth, aggressive pricing, marketing and bank consolidation in our principal markets in both the Northern Virginia and Richmond areas of Virginia. In order to reduce the overall cost of funds and reduce our reliance on high cost time deposits and short term borrowings as a funding source, we continue to direct extensive marketing efforts towards attracting lower cost transaction accounts. However, there is no assurance that these efforts will be successful, or if successful, will reduce our reliance on time deposits and short term borrowings.

The following table indicates the amount of the Company’s certificates of deposits by time remaining until maturity as of March 31, 2004:

	Maturity
(In thousands)	3 Months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
Certificates of deposit less than $100,000	$3,732	$3,619	$10,384	$33,312	$51,047
Certificates of deposit of $100,000 or more	8,533	8,245	7,469	45,191	69,438

Total certificates of deposits	$12,265	$11,864	$17,853	$78,503	$120,485

Borrowings

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the Federal Home Loan Bank and is authorized to apply for advances from the Federal Home Loan Bank. Each Federal Home Loan Bank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Federal Home Loan Bank may prescribe the acceptable uses for these advances, as well as the size of the advances and repayment provisions. The advances are collateralized by the Bank’s investment in Federal Home Loan Bank stock and investment securities. At March 31, 2004, $10.4 million was outstanding to the Federal Home Loan Bank.

The Bank’s borrowings also include securities sold under agreements to repurchase and federal funds purchased. Securities sold under agreements to repurchase are collateralized with Government Agency securities. The proceeds are used by the Bank for general corporate purposes. At March 31, 2004, the Bank had $43,000 of securities sold under agreements to repurchase.

The Bank uses borrowings to supplement deposits when borrowings are available at a lower overall cost to the Bank or they can be invested at a positive rate of return.

At March 31, 2004, the Bank had a borrowing limit of $31.3 million with the Federal Home Loan Bank. The Bank’s outstanding borrowings from the Federal Home Loan Bank totaled $10.4 million at March 31, 2004, which leaves an additional borrowing capacity of $20.9 million. The Bank’s borrowing limit is based on 10% of Bank assets at each quarter end date. We also have two lines of credit with the Community Bankers Bank in Virginia in the amounts of $11.1 million secured and $8.7 million unsecured.

Management intends to fund anticipated loan closings and operating needs through cash on hand, brokered deposits, proceeds from the sale of loans, cash generated from operations and anticipated increases in deposits. Current and anticipated marketing programs will be primarily targeted at the attraction of lower cost transaction accounts.

Capital represents funds, earned or obtained, over which financial institutions can exercise greater control in comparison with deposits and borrowed funds. The adequacy of both the Company and the Bank’s capital is reviewed by management on an ongoing basis with reference to size, composition and quality of both the Company and the Bank’s resources and consistent with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will support anticipated asset growth and absorb any potential losses.

The Company and the Bank are subject to capital requirements of regulatory agencies. At March 31, 2004, both the Company and the Bank exceeded all such regulatory capital requirements as shown in the following table.

	March 31, 2004
(Dollars in thousands)	Millennium Bankshares Corporation	Millennium Bank
Tier 1 Capital:
Common stock	$18,226	$12,300
Capital surplus	600	12,300
Subordinated debentures (1)	5,673	0
Retained earnings	(1,965)	(1,208)

Disallowed intangible assets	0	0

Total Tier 1 Capital	$22,534	$23,392

Tier 2 Capital:
Allowance for loan losses (2)	2,782	2,773
Subordinated debentures	2,327	0

Total Tier 2 Capital	5,109	2,773

Total Risk Based Capital	$27,643	$26,165
Risk Weighted Assets	$222,581	$221,846

Capital Ratios:
Tier 1 Risk-based	10.14%	10.56%
Total Risk-based	12.43%	11.81%
Tier 1 Capital to average adjusted total assets	7.23%	7.51%

(1)	Limited to 25% Tier 1 capital. Remainder is Tier 2 capital.
(2)	Limited to 1.25% of risk weighted assets.

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

At March 31, 2004, we had $(27.0) million more in liabilities than assets that reprice within one year or less and therefore we were in a liability sensitive position. A liability sensitive position can adversely affect earnings in periods of increasing interest rates. This position is partially the result of the held for sale mortgage loan portfolio.

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

The following table presents the amounts of the Company’s interest sensitive assets and liabilities that mature or reprice in the periods indicated.

	March 31, 2004
	Maturing or Repricing In:
(Dollars in thousands)	3 Months or less	4-12 Months	1-5 Years	Over 5 Years
Interest-sensitive assets:
Loans (1)	$123,241	$30,608	$73,328	$11,153
Investments (2)(3)	294	925	49,875	5,420
Federal funds sold	4,434	0	0	0

Total interest-sensitive assets	127,969	31,533	123,203	16,573

Cumulative interest-sensitive assets	127,969	159,502	282,705	299,278

Interest-sensitive liabilities:
NOW accounts	4,279	5,978	0	0
Savings/Money Market deposit accounts(3)	52,529	73,255	0	0
Certificates of deposit	12,265	29,717	77,166	1,337
Borrowed money	8,443	0	10,000	0

Total interest-sensitive liabilities	77,516	108,950	87,166	1,337

Cumulative interest-sensitive liabilities	77,516	186,466	273,632	274,969

Period gap	$50,453	$(77,417)	$36,037	$15,236
Cumulative gap	$50,453	$(26,964)	$9,073	$24,309
Ratio of cumulative interest-sensitive assets to cumulative interest-sensitive liabilities	165.09%	85.54%	103.32%	108.84%
Ratio of cumulative gap to total assets	15.93%	(8.52)%	2.87%	7.68%

Total Assets	$316,649	$316,649	$316,649	$316,649

(1)	Loans maturing or repricing in three months or less includes $24.0 million of mortgage loans held for sale.
(2)	Excludes Federal Reserve Stock, Federal Home Loan Bank, and Community Bankers Bank stock.
(3)	Anticipates prepayments on mortgage backed securities.

Contractual principal repayments of loans do not necessarily reflect the actual term of the Company’s loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and enforcement of due-on-sale clauses, which gives the Bank the right to declare a loan immediately due and payable in the event, among other things, the borrower sells the real property subject to the mortgage and the loan is not repaid. In addition, certain borrowers increase their equity in the security property by making payments in excess of those required under the terms of the mortgage.

Investments

At March 31, 2004, the Company had $65.8 million in total available for sale securities, a decrease of 26.47% from $89.4 million at December 31, 2003. The decrease reflects the sale of securities to fund the increase in loans held for sale.

The following table sets forth the maturity distribution and weighted average yields of the investment portfolio at March 31, 2004. The weighted average yields are calculated on the basis of the amortization of premium and accretion of discount.

Maturity Distribution (Dollars in thousands)	1 Year or Less	1 Year To 5 Years	5 Years To 10 Years	After 10 Years
U. S. Agency issues	$22	$972	$44,362	$6,827
Mortgage backed securities	—	1,736	3,462	6,586
Federal Home Loan Bank/Other	—	—	—	1,200
Federal Reserve Bank stock	—	—	—	671

Total Maturity Distribution	$22	$2,708	$47,824	$15,284

Weighted Average Yield
U. S. Agency issues	4.01%	2.42%	4.10%	3.94%
Mortgage backed securities	—	3.00%	3.65%	3.82%
Federal Home Loan Bank/Other	—	—	—	3.50%
Federal Reserve Bank stock	—	—	—	6.00%

Total Portfolio Weighted Average Yield	4.01%	2.79%	4.07%	3.94%

Loans

Net loans consist of total loans, deferred loan fees and the allowance for loan losses. Net loans were $209.7 million at March 31, 2004, an increase of 1.85% from December 31, 2003.

The following table shows the contractual maturity of selected categories of loans at March 31, 2004. The table reflects the entire unpaid principal balance in the maturity period that includes the final loan payment date, and accordingly, does not give effect to periodic principal repayments or possible prepayments.

	March 31, 2004
(In thousands)	Commercial, Financial and Agricultural	Commercial Real Estate/ Construction
Within 1 year	$5,481	$16,678

Variable Rate:
1 to 5 years	3,649	18,487
After 5 years	3,701	65,082

Total	$7,350	$83,569

Fixed Rate:
1 to 5 years	1,218	5,993
After 5 years	41	9,830

Total	$1,259	$15,823

Total Maturities	$14,090	$116,070

Mortgage Banking Activities

Our mortgage banking activities generally include two types of commitments. The first type of commitment is for loans in our pipeline and is considered a rate lock commitment with the customer. In a rate lock commitment, a client while in the process of obtaining approval for a fixed rate secondary market loan can, at their own determination, fix or “lock in” the rate on the loan. The commitments are generally for periods of 60 to 90 days and are at market rates. To mitigate risk from interest rate fluctuations and to provide for a mechanism to deliver these loans into the secondary market, we generally enter into forward sales contracts on rate lock commitments on a “best efforts” basis. The Company had commitments to originate $33.838 million in mortgage loans.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. To deliver closed loans to the secondary market and to control interest rate risk prior to sale, the Company entered into agreements to sell the loans while the loan was still in the pipeline. The aggregate market value of mortgage loans held for sale considers the price of the sales contracts. Loan commitments related to the origination of mortgage loans held for sale and the corresponding sales contracts are considered derivative instruments. The Company had loans held for sale of $22.937 million with an equal amount of corresponding sales contracts at March 31, 2004. The impact of accounting for these instruments as derivatives was not material and substantially all of the gain on sale generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts.

Asset Quality

General

Asset quality is an important factor in the successful operation of a financial institution. Banking regulations require the Bank to classify our own assets and to establish prudent general allowances for losses for assets classified as substandard or doubtful. For the portion of assets classified as loss, we are required to either establish specific allowances of 100% of the amount classified or charge such amounts off its books.

Assets, which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories, but possess potential weaknesses are required to be designated special mention by management. These loans are monitored closely so that we can mitigate our exposure to further deterioration in the loan. The Bank writes off any loans that are classified as loss.

Unless well secured and in the process of collection, the Bank places loans on a non-accrual status after being delinquent greater than 90 days, or earlier in situations in which the loans have developed inherent problems that indicate payment of principal and interest may not be made in full. Whenever the accrual of interest is stopped, previously accrued but uncollected interest income is reversed. Thereafter, interest is recognized only as cash is received. The loan is reinstated to an accrual basis after it has been brought current as to principal and interest under the contractual terms of the loan.

Non-Performing Assets

We had $261,000 in non-accrual loans at March 31, 2004, compared to $146,000 at December 31, 2003. On the basis of management’s review of its assets, at March 31, 2004, the Bank had classified $4.1 million of its assets as substandard, $474,000 as doubtful and $13,400 as loss.

The following table details information concerning non-accrual, past due and restructured loans at the dates indicated:

(In thousands)	March 31, 2004	December 31, 2003
Non-accrual loans	$261	$146
Foreclosed properties	0	0
Restructured loans	0	0

Total non-performing assets	$261	$146

Loans past due 90 days or more and still accruing interest	$204	$164

Delinquent and problem loans

When a borrower fails to make a required payment on a loan, the Bank attempts to cure the delinquency by contacting the borrower. A notice is mailed to the borrower after a payment is 15 days past due and again when the loan is 30 days past due. For most loans, if the delinquency is not cured within 60 days, the Bank issues a notice of intent to foreclose on the property and if the delinquency is not cured within 90 days, the Bank may institute foreclosure action. In most cases, deficiencies are cured promptly.

Impact of Inflation and Changing Prices and Seasonality

The financial statements that are included in this quarterly report have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

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

Subsequent Events

On April 27, 2004, the Comptroller of the Currency lifted the informal memorandum of understanding that was entered into on November 21, 2002. The memorandum of understanding had imposed limits on growth as well as providing for increased Board of Director oversight concerning financial and internal controls, internal audit, asset/liability management, loan review, budgeting and profitability tracking, transactions with affiliates, and additional products and services.

On May 4, 2004, the Company closed a secondary public offering for 4,074,961 shares of its common stock at a price of $6.50 per share. At the same time, the Company completed an offering of 1,050,270 shares if its common stock at $5.00 per share to holders of its outstanding common stock warrants. The Company redeemed all unexercised common stock warrants for $2.50 per warrant for a total cost to the Company of $752,512. The net capital to the Company from both offerings, after expenses and payment of the redemption, was approximately $29 million. As of May 4, 2004, there were 8,774,749 shares of stock outstanding. The proceeds from the offering will be used for general corporate purposes and to provide additional equity capital to the Bank to support growth of the Bank’s operations.

Caution About Forward Looking Statements

We make forward looking statements in this report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements.

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future;

•	maintaining capital levels adequate to support our growth;

•	maintaining cost controls and asset qualities as we open or acquire new branches;

•	reliance on our management team, including our ability to attract and retain key personnel;

•	the successful management of interest rate risk;

•	changes in general economic and business conditions in our market area;

•	changes in interest rates and interest rate policies;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	demand, development and acceptance of new products and services;

•	problems with technology utilized by the Company;

•	changing trends in customer profiles and behavior; and

•	changes in banking and other laws and regulations applicable to both the Company and the Bank.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward looking statements. In addition, our past results of operations do not necessarily indicate our future results.

Item 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission (the “Commission”), including, without limitation, those controls and procedures designed to ensure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, our management concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic filings with the Commission.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

10.1	Executive Employment Agreement between Millennium Capital, Inc. and James O’Brien dated January 6, 2004.

10.2	Commercial Lease Agreement between Corinth Investments, LLC, the lessor, and Millennium Bank, N.A., the lessee, dated January 22, 2004.

10.3	Commercial Lease Agreement between Corinth Investments, LLC, the lessor, and First Trust National Mortgage, the lessee, dated March 17, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a).

32.1	Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

On February 26, 2004, we furnished a Current Report on Form 8-K dated February 26, 2004 to report under Item 12, and incorporate by reference therein, a press release that reported our financial results for the quarter and fiscal year ended December 31, 2003.

On March 5, 2004, we filed a Current Report on Form 8-K dated February 27, 2004 to report under Item 4, and incorporate by reference therein, a press release that reported a change in the Company’s certifying accountant.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM BANKSHARES CORPORATION
(Registrant)

Date: May 14, 2004	By:	/s/ Carroll C. Markley
Carroll C. Markley
Chairman of the Board and Chief Executive Officer

Date: May 14, 2004	By:	/s/ Janet A. Valentine
Janet A. Valentine
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Executive Employment Agreement between Millennium Capital, Inc. and James O’Brien dated January 6, 2004.

10.2	Commercial Lease Agreement between Corinth Investments, LLC, the lessor, and Millennium Bank, N.A., the lessee, dated January 22, 2004.

10.3	Commercial Lease Agreement between Corinth Investments, LLC, the lessor, and First Trust National Mortgage, the lessee, dated March 17, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a).

32.1	Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.