Form 10QSB
period 2004-06-30
MILLENNIUM BANKSHARES CORP
filed 2004-08-13
CIK 1158678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

8,774,749 shares of common stock, par value $5.00 per share,

outstanding as of August 4, 2004

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

MILLENNIUM BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MILLENNIUM BANKSHARES CORPORATION

Consolidated Balance Sheets

(In Thousands)

	(Unaudited)
	June 30, 2004	December 31, 2003
Assets:
Cash and due from banks	$3,248	$2,305
Federal funds sold	7,344	61
Securities available for sale	83,132	89,359
Loans held for sale	34,854	9,069
Loans, net	225,404	205,913
Bank premises and equipment, net	2,169	2,255
Other assets	4,985	4,434

Total assets	$361,136	$313,396

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Non-interest bearing demand deposits	$25,057	$19,150
Savings and interest-bearing demand deposits	125,387	135,467
Time deposits	117,720	117,496

Total deposits	268,164	272,113

Federal funds purchased /repurchase agreements	13,968	5,629
Advances from FHLB	25,000	10,400
Subordinated debentures	8,000	8,000
Other liabilities	1,499	1,336

Total liabilities	321,631	297,478

Shareholders’ Equity:
Common stock, par value $5.00 per share, authorized 10,000,000 shares; Issued and outstanding at June 30, 2004 – 8,774,749 Issued and outstanding at December 31, 2003 – 3,642,818	43,874	18,214
Capital surplus	4,091	599
Retained earnings (deficit)	(1,586)	(2,176)
Accumulated other comprehensive income	(1,874)	(719)

Total shareholders’ equity	44,505	15,918

Total liabilities and shareholders’ equity	$361,136	$313,396

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

	Unaudited Quarter Ended June 30,		Unaudited For the Six Months Ended June 30,
	2004	2003	2004	2003
Interest Income
Interest and fees on loans	$3,687	$3,564	$7,022	$7,184
Interest on securities available for sale
Taxable	682	732	1,452	1,383
Tax Exempt	0	0	0	0
Dividends	20	39	47	57
Interest on federal funds sold	9	8	19	13

Total interest income	4,398	4,343	8,540	8,637
Interest Eexpense
Interest on deposits	1,472	1,688	2,975	3,405
Interest on other borrowings	199	205	369	414

Total interest expense	1,671	1,893	3,344	3,819

Net interest income	2,727	2,450	5,196	4,818
Provision for Loan Losses	108	150	108	300

Net interest income after provision for loan losses	2,619	2,300	5,088	4,518
Other Income
Service charges on deposit accounts	60	37	115	68
Gains/fees on loans held for sale	1,652	931	2,180	1,957
Gain on sale of securities	0	126	10	487
Other operating income	14	100	98	140

Total other income	1,726	1,194	2,403	2,652
Other Expense
Salaries and employee benefits	2,169	1,658	3,754	3,221
Net occupancy expense of premises	763	560	1,332	1,103
Advertising	37	30	63	61
Other operating expenses	807	940	1,454	1,866

Total other expense	3,776	3,188	6,603	6,251

Income before income taxes	569	306	888	919
Income tax expense	190	104	298	312

Net income	$379	$202	$590	$607

Earnings Per Weighted Average Share:
Net income per share, basic	$0.05	$0.06	$0.11	$0.17
Net income per share, diluted	$0.05	$0.05	$0.10	$0.15
Dividends per share	$0.00	$0.00	$0.00	$0.00
Weighted average shares outstanding:
Basic	6,914,873	3,585,519	5,278,925	3,558,797
Diluted	7,209,863	4,237,086	5,799,970	4,152,335

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months ended June 30, 2004 and 2003

(In Thousands)

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings/Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances - December 31, 2002	$17,659	$599	$(3,141)	$385	$15,502

Changes in net unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect				(45)	(45)
Exercise of stock options (111,040 shares)	555				555
Net income			607		607

Balances – June 30, 2003	$18,214	$599	$(2,534)	$340	$16,619

Balances - December 31, 2003	$18,214	$599	$(2,176)	$(719)	$15,918
Changes in net unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect				(1,155)	(1,155)
Exercise of stock options (6,700 shares)	34	2			36
Conversion of warrants to common stock (1,050,270 shares)	5,251				5,251
Redemption of 603,010 warrants for cash		(752)			(752)
Sale of common stock (4,074,961 shares), net of expenses	20,375	4,242			24,617
Net income			590		590

Balances – June 30, 2004	$43,874	$4,091	$(1,586)	$(1,874)	$44,505

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

	Unaudited
	For the Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$590	$607
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	108	300
Depreciation and amortization	463	529
Discount accretion and premium amortization on securities, net	164	392
Realized gain on sale of securities available for sale	(10)	(487)
Loss on disposal of assets	138	9
Loss to adjust loans held for sale to market	22	81
Decrease (increase) in loans held for sale, net	(25,807)	35,739
Decrease in other assets	42	25
Increase (decrease) in other liabilities	163	(514)

Net cash provided (used) by operating activities	$(24,127)	$36,681

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in federal funds sold	$(7,283)	$(3,095)
Increase in loans receivable, net	(19,599)	(13,070)
Purchase of securities available for sale	(25,602)	(85,977)
Sales of securities available for sale	26,721	46,156
Paydown of securities available for sale	3,206	8,204
Purchase of bank premises and equipment	(527)	(254)
Proceeds from disposal of property	12	21

Net cash used in investing activities	$(23,072)	$(48,015)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	$29,152	$555
Net (increase) decrease in deposits	(3,949)	14,489
Increase (decrease) FHLB borrowings	14,600	(3,000)
Increase (decrease) in federal funds purchased and repurchase agreements	8,339	(2,472)

Net cash provided by financing activities	$48,142	$9,572

Increase (decrease) in cash and cash equivalents	$943	$(1,762)
CASH AND CASH EQUIVALENTS
Beginning	$2,305	$4,959

Ending	$3,248	$3,197

SUPPLEMENTAL DISCLOSURES: NON-CASH INVESTING AND FINANCING ACTIVITIES-
Loans transferred from held for sale to held to maturity	$881	$14,137

CASH PAID FOR TAXES	$10	$0

CASH PAID FOR INTEREST	$3,527	$4,044

See Accompanying Notes to Consolidated Financial Statements

MILLENNIUM BANKSHARES CORPORATION

Notes to Consolidated Financial Statements

For the Three and Six Month Periods Ended June 30, 2004 and 2003 (Unaudited)

Note 1. General

Millennium Bankshares Corporation (the “Company”, “we” or “our”) is a financial holding company headquartered in Reston, Virginia. We were incorporated in 1998 and began operations in April 1999. We provide services through our principal operating subsidiary, Millennium Bank, N. A. (the “Bank”). We presently operate six banking offices in Reston, Great Falls, Herndon, Colonial Heights, and Richmond, Virginia, and a loan production office in Warrenton, Virginia. Weare a community bank providing, through our branches and over the Internet, a broad range of commercial and retail banking services designed to meet the needs of businesses and consumers in the communities we serve. We emphasize local decision-making within our organization and provide personal service to our customers. By combining the technological support, products and services that our customers demand with direct access to senior management and responsive customer service, we work to foster a business and consumer banking environment that allows us to effectively compete in our particular market with other financial institutions of all sizes.

The accompanying consolidated financial statements have been prepared in accordance with the requirements of the rules and regulations of the Securities and Exchange Commission. As a result, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, however, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2004 and the results of operations for the three and six-month periods ended June 30, 2004 and 2003.

These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the three-month periods and the six-month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

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

	Six Months Ended June 30,
(Dollars in thousands, except per share data)	2004	2003
Net income as reported	$590	$607
Deduct: Total stock based employees’ compensation expense determined under fair value based method for all awards, net of related tax effects	(103)	(45)

Pro forma	$487	$562

Earnings per share:
Basic – as reported	$0.11	$0.17

Basic – pro forma	$0.09	$0.16

Diluted – as reported	$0.10	$0.15

Diluted – pro forma	$0.08	$0.14

	Three Months Ended June 30
(Dollars in thousands, except per share data)	2004	2003
Net income as reported	$379	$202
Deduct: Total stock based employees’ compensation expense determined under fair value based method for all awards, net of related tax effects	(55)	(10)

Pro forma	$324	$192

Earnings per share:
Basic – as reported	$0.05	$0.06

Basic – pro forma	$0.05	$0.05

Diluted – as reported	$0.05	$0.05

Diluted – pro forma	$0.05	$0.05

Note 3. Securities

Securities available for sale as of June 30, 2004 are summarized below:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$57,797	$16	$(2,179)	$55,634
Mortgage backed securities	26,169	0	(677)	25,492
Other	2,006	—	—	2,006

	$85,972	$16	$(2,856)	$83,132

Note 4. Loans

The consolidated loan portfolio was composed of the following at the dates indicated:

(Dollars in thousands)	June 30, 2004	December 31, 2003
Residential real estate loans	$78,118	$77,330
Commercial real estate loans	98,049	93,819
Construction loans	30,906	17,318

Total real estate loans	207,073	188,467

Commercial loans	16,478	15,466
Consumer loans	4,580	5,055
Overdrafts	286	21

Subtotal	228,417	209,009
Allowance for loan losses	(2,961)	(3,057)
Deferred loan costs	(52)	(39)

Loans, net	$225,404	$205,913

Loans held for sale are not included in the above table.

Note 5. Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

(Dollars in thousands)	June 30, 2004	December 31, 2003
Balance at January 1	$3,057	$3,499
Provision charged to operating expense	108	687
Recoveries added to the allowance	4	12
Loan losses charged to the allowance	(208)	(1,141)

Balance at the end of the period	$2,961	$3,057

Note 6. Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share (“EPS”) and the effect on the weighted average number of shares of potential dilutive common stock for the three and six months ended June 30, 2004 and 2003:

	Six Months Ended June 30, 2004		Six Months Ended June 30, 2003
(Dollars in thousands, except per share data)	Weighted Average Shares	Per Share Amount	Weighted Average Shares	Per Share Amount
Basic EPS	5,279	$0.11	3,559	$0.17

Effect of dilutive securities:
Warrants	383		455
Stock options	138		138

Diluted EPS	5,800	$0.10	4,152	$0.15

	Three Months Ended June 30, 2004		Three Months Ended June 30, 2003
(Dollars in thousands, except per share data)	Weighted Average Shares	Per Share Amount	Weighted Average Shares	Per Share Amount
Basic EPS	6,915	$0.05	3,586	$0.06

Effect of dilutive securities:
Warrants	182		500
Stock options	113		151

Diluted EPS	7,210	$0.05	4,237	$0.05

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

The Company evaluates various loans individually for impairment as required by Statement of Financial Accounting Standard (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures. Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due 90 days or more, restructured loans and other loans selected by management. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific allocation is established for the amount of impairment. If a loan evaluated individually is not impaired, then the loan is assessed for impairment under SFAS No. 5, Accounting for Contingencies (“SFAS 5”), with a group of loans that have similar characteristics.

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

The amounts of estimated impairment for individually evaluated loans and for groups of loans are added together for a total estimate of loan losses. This estimate of losses is compared to the allowance for loan losses of the Company as of the evaluation date and, if the estimate of losses exceeds the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates. If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses. The Company recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made and may be material to the Consolidated Financial Statements.

Financial Summary

General

For the six months ended June 30, 2004, the Company reported net income of $590,000, or $0.11 per share and $0.10 per diluted share, compared to net income of $607,000, which was $0.17 per share and $0.15 per diluted share, for the same period in 2003. Earnings per share decreased primarily as the result of our increased number of shares outstanding due to the stock offering and redemption of warrants completed in May 2004. The decrease in net income is primarily attributable to the reduction in gains on sale of investment securities, which was $10,000 for the first six months of 2004 as compared to $487,000 in the same period of 2003 and an increase in non-interest expense from $6.3 million to $6.6 million. This income decrease in the first six months of 2004 was partially offset by an increase in net interest income of $378,000 over the same period in 2003. The annualized return on average assets and return on equity for the six month period ended June 30, 2004, are 0.37% and 4.72%, respectively, compared to 0.39% and 7.61%, respectively, for the comparable period in 2003.

Total assets increased to $361.1 million at June 30, 2004, compared to $313.4 million at December 31, 2003, representing an increase of $47.7 million or 15.2%. Loans, net of allowance for loan losses at June 30, 2004 were $225.4 million, an increase of $19.5 million from the December 31, 2003 balance of $205.9 million. This 9.5% increase was due to our efforts to increase lending by our commercial division. Loans held for sale increased to $34.9 million at June 30, 2004, from $9.1 million at December 31, 2003. This increase is due to the restructuring of the Bank’s mortgage subsidiary in late 2003 and hiring of more experienced loan officers. The investment portfolio decreased 7.0% to $83.1 million at June 30, 2004, compared to $89.4 million at December 31, 2003. Total deposits decreased $3.9 million to $268.2 million at June 30, 2004 from $272.1 million at December 31, 2003. This deposit decrease was primarily in money market balances.

Shareholders’ equity was $44.5 million at June 30, 2004. This amount represents an increase of $28.6 million from the December 31, 2003 balance of $15.9 million. The capital raised net of expenses was approximately $29.1 million. The stock offering and warrant conversion and redemption that was completed in May 2004 provided $24.6 million from the new share sales and $4.5 million from the redemption and conversion of all stock warrants. In addition, shareholders’ equity increased by earnings in the first six months of 2004 and the exercise of 6,700 stock options, and decreased by a further decrease in other comprehensive income. Other comprehensive income is the change in the market value of the investment portfolio due to changes in interest rates, net of taxes. This transaction increased weighted average shares outstanding by 1,720,128 basic shares and 1,647,635 diluted shares from June 30, 2003 to June 30, 2004. Book value per share was $5.07 at June 30, 2004 and $4.37 at December 31, 2003.

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

Our net interest margin is sensitive to the volume of mortgage loan originations. Loans originated by our mortgage subsidiary are sold, servicing released, in the secondary mortgage market. When the volume of mortgage loan originations increases, funds advanced in settlement of mortgage loans increase, pending delivery of the loans to the loan purchaser. Until a mortgage loan is transferred to the purchaser, we receive interest on the loan at the note rate. While such funds advanced contribute to net interest income, the interest rate spread on mortgage loans held for sale is not as great as the spread on our loan portfolio, which normally carries a higher interest yield. Thus, as funds advanced in settlement of mortgage loans increase, the interest spread and the net interest margin decrease.

Net interest income amounted to $5.2 million for the first six months of 2004 compared to $4.8 million for the same period in 2003. The increase is largely due to reduced rates paid for deposits which decreased to 2.39% for June 30, 2004 compared to 2.72% at June 30, 2003. Net interest margin increased by 18 basis points to 3.34% for the six-month period ended June 30, 2004 as compared to the same period in 2003. For the second quarter of 2004, net interest income increased by 11.3% to $2.7 million as compared to $2.5 million for the same quarter of 2003. The decrease of interest expense paid on deposits was the primary reason total interest expense decreased by $222,000 for the quarter. In the same quarter, interest income increased by $55,000 due to increased loan balances as compared to the same period in 2003.

The following tables set forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, shareholders’ equity and the related income, expense and corresponding weighted average yields and costs.

	Six Months Ended June 30, 2004
(Dollars in thousands)	Average Balances	Earnings/Expense	Yield/Rate
Assets:
Interest Earning Assets:
Loans, net of unearned discounts	$233,256	$7,022	6.02%
Securities	74,114	1,499	4.05%
Federal funds sold	3,980	19.95%

Total interest earning assets	311,350	$8,540	5.49%

Other assets	8,441

Total assets	$319,791

Interest-Bearing Liabilities:
Interest-bearing deposits	$249,256	$2,975	2.39%
Borrowed funds	25,310	369	2.92%

Total interest-bearing liabilities	274,566	$3,344	2.44%

Other Liabilities:
Demand deposits	18,915
Other liabilities	1,295

Total liabilities	294,776
Shareholders’ equity	25,015

Total liabilities and shareholders’ equity	$319,791

Net interest income		$5,196

Interest spread (1)			3.05%
Net interest yield on earning assets (net interest margin) (2)			3.34%

(1)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.
(2)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

Non-Interest Income

The Company’s non-interest income consists primarily of loan fees, net gains/fees on sale of loans and service charges on deposit accounts. For the first six months of 2004, non-interest income decreased to $2.4 million compared to $2.7 million for the comparable period in 2003. A large component of other non-interest income for the first half of 2003 was $487,000 in net securities gains as compared to $10,000 in net security gains for the same period in 2004. Service charges on deposit accounts for the first six months of 2004 totaled $115,000, compared to $68,000 in the comparable period in 2003, an increase of $47,000. This increase is attributable to service charges on accounts opened in 2004. Gains/fees on loans sold increased to $2.2 million in the first half of 2004 from $2.0 million for the same period in 2003.

Non-interest income for the second quarter 2004 increased by $532,000 primarily in gains/fees on loans sold as compared to the same quarter of 2003. This increase in sales is due to increased efforts in our mortgage subsidiary and additional mortgage lenders. Service charges on deposit accounts totaled $60,000 in the second quarter of 2004, an increase of 62.2%, as compared to the same period of 2003. These increased service charges were primarily from new checking, NOW and money market accounts and wire transfer fees.

Non-Interest Expense

Total non-interest expense includes employee-related costs, occupancy and equipment expense and other overhead. For the six months ended June 30, 2004, non-interest expenses were $6.6 million, compared to $6.3 million for the same period in 2003. Salaries and benefits expense for the six months ended June 30, 2004 increased by $533,000 compared to the same period in 2003 primarily as a result of increased mortgage lenders and support staff for that function. Other operating expenses (consisting of professional fees and administrative expenses) declined to $1.5 million in the first half of 2004 from $1.9 million the same period in 2003. Other operating expenses during the first half of 2003 included accruals for litigation expenses associated with defense of a lawsuit with U. S. Mortgage Funding, Inc., which was settled in the third quarter of 2003.

Non-interest expense in the second quarter of 2004, as compared to the same quarter of 2003, increased by $588,000. Increases of $511,000 in salaries and benefits and $203,000 in occupancy expenses were partially offset by decreases in other operating expenses of $133,000. The increases in occupancy and salary and benefits were primarily related to the increased mortgage lenders and support staff.

Allowance for Losses on Loans

The allowance for loan losses at June 30, 2004 was $3.0 million, compared to $3.1 million at December 31, 2003. There was $108,000 in provision for loan losses for the first half of 2004 as compared to $300,000 for the same period in 2003. The allowance for loan losses was 1.1% of total loans outstanding and loans held for sale at June 30, 2004. Net charge-offs as a percentage of loans were .09% for the first six months of 2004 as compared to .54% for the year ended December 31, 2003. There were $274,000 in loans on non-accrual status and no loans past due 90 days or more at June 30, 2004. Management believes the allowance for loan losses is adequate to cover probable incurred credit losses in the loan portfolio at June 30, 2004.

Liquidity and Capital Resources

General

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

Our primary sources of funds are deposits, borrowings, payments on outstanding loans and investments, and loan sales. While scheduled payments from the amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Excess funds are invested in overnight deposits to fund cash requirements experienced in the normal course of business. Borrowings may be used to compensate for reductions in deposits or deposit-inflows at less than projected levels and have been used on a longer-term basis to support expanded lending activities. We have been able to generate sufficient cash through deposits as well as borrowings.

Capital represents funds, earned or obtained, over which financial institutions can exercise greater control in comparison to deposits and borrowed funds. The adequacy of both the Company and the Bank’s capital is reviewed by management on an ongoing basis with reference to size, composition and quality of both the Company and the Bank’s resources and consistent with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will support anticipated asset growth and absorb any potential losses.

In May 2004, the Company raised approximately an additional $29.1 million net in capital through a stock offering and warrant conversion and redemption and down-streamed $5.0 million of that capital to its Bank subsidiary. The Company and the Bank are subject to capital requirements of regulatory agencies. At June 30, 2004, both the Company and the Bank exceeded all such regulatory capital requirements as shown in the following table.

	June 30, 2004
(Dollars in thousands)	Millennium Bankshares Corporation	Millennium Bank
Tier 1 Capital:
Common stock	$43,874	$14,800
Capital surplus	4,091	14,800
Subordinated debentures (1)	8,000	0
Retained earnings	(1,586)	(680)

Disallowed intangible assets	0	0

Total Tier 1 Capital	$54,379	$28,920

Tier 2 Capital:
Allowance for loan losses (2)	2,961	2,859
Subordinated debentures	0	0

Total Tier 2 Capital	2,961	2,859

Total Risk Based Capital	$57,340	$31,779
Risk Weighted Assets	$253,658	$242,263

Capital Ratios:
Tier 1 Risk-based	21.44%	11.94%
Total Risk-based	22.61%	13.12%
Tier 1 Capital to average adjusted total assets	16.73%	8.90%

(1)	Limited to 25% Tier 1 capital. Remainder is Tier 2 capital.
(2)	Limited to 1.25% of risk weighted assets.

Deposits

Deposits have been the principal source of funds for use in lending and for other general business purposes. The Company has employed alternative methods of increasing deposits to fund our mortgage loan operations, including brokered deposits. Brokered deposits are deposits that we obtain through brokers for a fee. Brokered deposits are available in bulk, and they do not require any investments in branch offices, branch personnel or additional spending for marketing or education of employees. The brokered deposits that we obtain consist primarily of jumbo 30 day to 180 day certificates of deposits, which generally increase our overall cost of funds and decrease our net interest margin. The brokered deposits outstanding were $60.7 million at June 30, 2004 and $62.6 million at December 31, 2003.

The Company attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. We offer statement savings accounts, various checking accounts, various money market accounts, fixed-rate certificates with varying maturities and individual retirement accounts. We are expanding our products and services for businesses. Our principal use of deposits is to originate loans and fund investment securities.

At June 30, 2004, deposits were $263.2 million, a decrease of 3.3% from $272.1 million at December 31, 2003. The deposit decrease was primarily in the money market accounts and indicates a movement of funds from bank deposits to the stock market as confidence in the stock market returns slowly. In order to reduce the overall cost of funds and reduce our reliance on high-cost time deposits and borrowings as a funding source, we continue to direct extensive marketing efforts towards attracting lower cost transaction accounts. However, there is no assurance that these efforts will be successful, or if successful, will reduce our reliance on time deposits and borrowings.

The following table indicates the amount of the Company’s certificates of deposits by time remaining until maturity at June 30, 2004:

	Maturity
(Dollars In thousands)	3 Months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total

Certificates of deposit less than $100,000	$4,120	$6,289	$8,639	$30,991	$50,039
Certificates of deposit of $100,000 or more	8,230	4,037	9,922	45,492	67,681

Total certificates of deposits	$12,350	$10,326	$18,561	$76,483	$117,720

Borrowings

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the Federal Home Loan Bank and is authorized to apply for advances from the Federal Home Loan Bank. Each Federal Home Loan Bank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Federal Home Loan Bank may prescribe the acceptable uses for these advances, as well as the size of the advances and repayment provisions. The advances are collateralized by the Bank’s investment in Federal Home Loan Bank bonds and other investment securities. At June 30, 2004, $25.0 million was outstanding to the Federal Home Loan Bank.

The Bank’s borrowings also include securities sold under agreements to repurchase and federal funds purchased. Securities sold under agreements to repurchase are collateralized with government agency securities and are essentially deposit equivalents used by commercial customers. The proceeds are used by the Bank for general corporate purposes. At June 30, 2004, the Bank had $246,000 of securities sold under agreements to repurchase.

The Bank uses borrowings to supplement deposits when borrowings are available at a lower overall cost to the Bank or they can be invested at a positive rate of return.

At June 30, 2004, the Bank had a borrowing limit of $86.1 million with the Federal Home Loan Bank. The Bank’s outstanding borrowings from the Federal Home Loan Bank totaled $25.0 million at June 30, 2004, which leaves an additional borrowing capacity of $61.1 million. The Bank’s borrowing limit is based on 25% of Bank assets as reported in the Call Report each quarter end date. We also have two lines of credit with the Community Bankers Bank in Virginia in the amounts of $12.0 million secured and $8.7 million unsecured.

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

An important element of both earnings performance and liquidity is the management of the interest sensitivity gap. The interest sensitivity gap is the difference between interest-sensitive assets and interest-sensitive liabilities maturing or repricing within a specific time interval. The gap can be managed by repricing assets or liabilities, by selling investments, by replacing an asset or liability prior to maturity, or by adjusting the interest rate during the life of an asset or liability. Matching the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net income due to changes in market interest rates. We evaluate interest rate risk and then formulate guidelines regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments in order to decrease sensitivity risk. These guidelines are based upon our outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors.

At June 30, 2004, we had $12.9 million more in assets than liabilities that reprice within one year or less and therefore we were in a asset sensitive position. An asset sensitive position can adversely affect earnings in periods of decreasing interest rates and conversely can positively affect earnings in periods of increasing interest rates.

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

The following table presents the amounts of the Company’s interest sensitive assets and liabilities that mature or reprice in the periods indicated.

	June 30, 2004 Maturing or Repricing In:
(Dollars in thousands)	3 Months or less	4-12 Months	1-5 Years	Over 5 Years
Interest-sensitive assets:
Loans (1)	$142,445	$13,423	$84,331	$22,768
Investments (2)(3)	35,170	3,111	39,274	8,417
Federal funds sold	7,344	0	0	0

Total interest-sensitive assets	184,959	16,534	123,605	31,185

Cumulative interest-sensitive assets	184,959	201,493	325,098	356,283

Interest-sensitive liabilities:
NOW accounts	9,898	0	0	0
Savings/Money Market deposit accounts	110,489	0	0	0
Certificates of deposit	12,350	28,887	75,126	1,357
Borrowed money	21,968	5,000	20,000	0

Total interest-sensitive liabilities	154,705	33,887	95,126	1,357

Cumulative interest-sensitive liabilities	154,705	188,592	283,718	285,075

Period gap	$30,254	$(17,353)	$28,479	$29,828
Cumulative gap	$30,254	$12,901	$41,380	$71,208
Ratio of cumulative interest-sensitive assets to cumulative interest-sensitive liabilities	119.56%	106.84%	114.58%	124.98%
Ratio of cumulative gap to total assets	8.38%	3.57%	11.46%	19.72%

Total assets	$361,065	$361,065	$361,065	$361,065

(1)	Loans maturing or repricing in three months or less include $34.9 million of mortgage loans held for sale.
(2)	Excludes Federal Reserve Stock, Federal Home Loan Bank, and Community Bankers Bank stock.
(3)	Anticipates prepayments on mortgage backed securities.

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

Investments

At June 30, 2004, the Company had $83.1 million in total available for sale securities, a decrease of 7.0% from $89.4 million at December 31, 2003. The decrease reflects the change in market values and paydowns on mortgage backed securities of $3.2 million. Securities of $26.7 million were sold and the funds were reinvested in new securities to reposition the investment portfolio to maintain a relatively short weighted average life.

The following table sets forth the maturity distribution and weighted average yields of the investment portfolio excluding any mark to market adjustments at June 30, 2004. The weighted average yields are calculated on the basis of the amortization of premium and accretion of discount.

Maturity Distribution (Dollars in thousands)	1 Year or Less	1 Year To 5 Years	5 Years To 10 Years	After 10 Years
U. S. agency issues	$16	$6,910	$44,385	$6,486
Mortgage backed securities	—	5,383	2,971	17,816
Federal Home Loan Bank/Other	—	—	—	1,250
Federal Reserve Bank stock	—	—	—	697

Total Maturity Distribution	$16	$12,293	$47,356	$26,249

Weighted Average Yield
U. S. agency issues	3.72%	2.61%	4.04%	3.98%
Mortgage backed securities	—	3.14%	3.06%	4.33%
Federal Home Loan Bank/Other	—	—	—	3.50%
Federal Reserve Bank stock	—	—	—	6.00%

Total Portfolio Weighted Average Yield	3.72%	2.84%	3.98%	4.25%

Loans

Net loans consist of total loans, deferred loan fees and the allowance for loan losses. Net loans were $225.4 million at June 30, 2004, an increase of 9.5% from December 31, 2003.

The following table shows the contractual maturity of selected categories of loans at June 30, 2004. The table reflects the entire unpaid principal balance in the maturity period that includes the final loan payment date, and accordingly, does not give effect to periodic principal repayments or possible prepayments.

	June 30, 2004
(Dollars In thousands)	Commercial, Financial and Agricultural	Commercial Real Estate/ Construction
Within 1 year	$6,872	$20,144

Variable Rate:
1 to 5 years	4,378	19,985
After 5 years	3,427	72,446

Total	$7,805	$92,431

Fixed Rate:
1 to 5 years	1,801	7,704
After 5 years	0	8,676

Total	$1,801	$16,380

Total Maturities	$16,478	$128,955

Mortgage Banking Activities

Our mortgage banking activities generally include two types of commitments. The first type of commitment is for loans in our pipeline and is considered a rate lock commitment with the customer. In a rate lock commitment, a client, while in the process of obtaining approval for a fixed rate secondary market loan, can, at their own determination, fix or “lock in” the rate on the loan. The commitments are generally for periods of 60 to 90 days and are at market rates. To mitigate risk from interest rate fluctuations and to provide for a mechanism to deliver these loans into the secondary market, we generally enter into forward sales contracts on rate lock commitments on a “best efforts” basis. The Company had commitments to originate $10.9 million in mortgage loans as of June 30, 2004.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. To deliver closed loans to the secondary market and to control interest rate risk prior to sale, the Company enters into agreements to sell the loans while the loan is still in the pipeline. The aggregate market value of mortgage loans held for sale considers the price of the sales contracts. Loan commitments related to the origination of mortgage loans held for sale and the corresponding sales contracts are considered derivative instruments. The Company had loans held for sale of $34.9 million with an equal amount of corresponding sales contracts at June 30, 2004. The derivative effect of these instruments was not material. All of the gain on sale generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts.

Asset Quality

General

Asset quality is an important factor in the successful operation of a financial institution. Banking regulations require the Bank to classify our own assets and to establish prudent general allowances for losses of assets classified as substandard or doubtful. For the portion of assets classified as loss, we are required to either establish specific allowances of 100% of the amount classified or charge such amounts off our books.

Assets that do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories, but possess potential weaknesses, are required to be designated special mention by management. These loans are monitored closely so that we can mitigate our exposure to further deterioration in the loan. The Bank writes off any loans that are classified as loss.

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

Non-Performing Assets

We had $274,000 in non-accrual loans at June 30, 2004, compared to $146,000 at December 31, 2003. On the basis of management’s review of its assets, at June 30, 2004, the Bank had classified $2.8 million of its assets as substandard, $629,000 as doubtful and $62,465 as loss.

The following table details information concerning non-accrual, past due and restructured loans at the dates indicated:

(Dollars In thousands)	June 30, 2004	December 31, 2003
Non-accrual loans	$274	$146
Foreclosed properties	0	0
Restructured loans	0	0

Total non-performing assets	$274	$146

Loans past due 90 days or more and still accruing interest	$0	$164

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

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future;

•	reliance on our management team, including our ability to attract and retain key personnel;

•	the successful management of interest rate risk;

•	changes in general economic and business conditions in our market area;

•	changes in interest rates and interest rate policies;

•	problems with technology utilized by the Company;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	changes in banking and other laws and regulations applicable to both the Company and the Bank.

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	maintaining cost controls and asset quality as we open or acquire new branches;

•	maintaining capital levels adequate to support our growth;

•	demand, development and acceptance of new products and services;

•	changing trends in customer profiles and behavior.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward looking statements. In addition, our past results of operations do not necessarily indicate our future results.

Item 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934, as amended the (“Exchange Act”), is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission (the “Commission”), including, without limitation, those controls and procedures designed to ensure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

Millennium Bankshares Corporation held its Annual Meeting of Shareholders on May 6, 2004 in Vienna, Virginia. The shareholders were asked to vote on the election of three Class A directors and four Class B directors.

The votes cast for or withheld for the election of the directors were as follows:

NAME	CLASS	FOR	WITHHELD
Michael Colen	A	2,714,316	93,832
Susan B. Gregg	A	2,724,784	83,364
William P. Haggerty	A	2,724,784	83,364
L. James D’Agostino	B	2,664,116	144,032
Arthur J. Novick	B	2,779,648	28,500
Robert T. Smoot	B	2,774,648	33,500
Douglas K. Turner	B	2,779,648	28,500

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a).

32.1	Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

On May 4, 2004, we furnished a Current Report on Form 8-K dated April 27, 2004 to report under Item 12, and incorporate by reference therein, a press release that reported our financial results for the quarter ended March 31, 2004.

On May 4, 2004, we filed a Current Report on Form 8-K dated May 4, 2004 to report under Items 5 and 7, and incorporate by reference therein, a press release that reported the completion of all provisions of the Memorandum of Understanding with the Office of the Comptroller of the Currency.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM BANKSHARES CORPORATION
(Registrant)

Date: August 13, 2004	By:	/s/ Carroll C. Markley
Carroll C. Markley
Chairman of the Board and
Chief Executive Officer

Date: August 13, 2004	By:	/s/ Janet A. Valentine
Janet A. Valentine
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a).

32.1	Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.