Form 10QSB
period 2004-09-30
MILLENNIUM BANKSHARES CORP
filed 2004-11-22
CIK 1158678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

8,779,649 shares of common stock, par value $5.00 per share,

outstanding as of November 4, 2004

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

MILLENNIUM BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MILLENNIUM BANKSHARES CORPORATION

Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	(Unaudited) September 30, 2004	December 31, 2003
Assets:
Cash and due from banks	$6,863	$2,305
Federal funds sold	3,270	61
Securities available for sale	63,844	89,359
Loans held for sale	32,346	9,069
Loans, net	236,734	205,913
Bank premises and equipment, net	2,663	2,255
Other assets	4,150	4,434

Total assets	$349,870	$313,396

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Non-interest bearing demand deposits	$23,338	$19,150
Savings and interest bearing demand deposits	117,866	135,467
Time deposits	115,824	117,496

Total deposits	257,028	272,113
Federal funds purchased /repurchase agreements	240	5,629
Advances from FHLB	36,500	10,400
Subordinated debentures	8,000	8,000
Other liabilities	1,599	1,336

Total liabilities	303,367	297,478

Shareholders’ Equity:
Common stock, par value $5.00 per share, authorized 10,000,000 shares; Issued and outstanding at September 30, 2004 – 8,779,649 Issued and outstanding at December 31, 2003 – 3,642,818	43,898	18,214
Capital surplus	4,056	599
Retained earnings (deficit)	(951)	(2,176)
Accumulated other comprehensive income	(500)	(719)

Total shareholders’ equity	46,503	15,918

Total liabilities and shareholders’ equity	$349,870	$313,396

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Interest Income
Interest and fees on loans	$4,053	$3,302	$11,075	$10,486
Interest on securities available for sale
Taxable	763	840	2,215	2,223
Dividends	30	26	77	83
Interest on federal funds sold	21	1	40	14

Total interest income	4,867	4,169	13,407	12,806
Interest Expense
Interest on deposits	1,507	1,510	4,482	4,915
Interest on other borrowings	365	200	734	614

Total interest expense	1,872	1,710	5,216	5,529

Net interest income	2,995	2,459	8,191	7,277

Provision for Loan Losses	163	300	271	600

Net interest income after provision for loan losses	2,832	2,159	7,920	6,677
Other Income
Service charges on deposit accounts	67	50	182	118
Gains/fees on loans held for sale	2,421	865	4,601	3,069
Gain/loss on sale of securities	(6)	(35)	4	452
Other operating income	283	222	381	115

Total other income	2,765	1,102	5,168	3,754
Other Expense
Salaries and employee benefits	2,992	1,474	6,746	4,695
Net occupancy expense of premises	560	562	1,892	1,665
Advertising	56	14	119	75
Other operating expenses	1,005	933	2,459	2,799

Total other expense	4,613	2,983	11,216	9,234

Income before income taxes	984	278	1,872	1,197
Income tax expense	349	95	647	407

Net income	$635	$183	$1,225	$790

Earnings Per Weighted Average Share:
Net income per share, basic	$0.07	$0.05	$0.19	$0.22
Net income per share, diluted	$0.07	$0.04	$0.18	$0.19
Dividends per share	—	—	—	—
Weighted average shares outstanding:
Basic	8,775,350	3,642,818	6,452,907	3,534,024
Diluted	8,931,098	4,369,130	6,852,186	4,171,819

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2004 and 2003

(In Thousands, Except Share Amounts)

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings/ Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances - December 31, 2002	$17,659	$599	$(3,141)	$385	$15,502

Other comprehensive income:
Changes in net unrealized (loss) on securities available for sale, Net of reclassification adjustment And tax effect				(1,275)	(1,275)
Exercise of stock options (111,040 shares)	555				555
Net income			790		790

Balances – September 30, 2003	$18,214	$599	$(2,351)	$(890)	$15,572

Balances - December 31, 2003	$18,214	$599	$(2,176)	$(719)	$15,918

Other comprehensive income:
Changes in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effect				219	219
Exercise of stock options (11,600 shares)	58	11			69
Conversion of warrants to common stock (1,050,270 shares)	5,251				5,251
Redemption of 603,010 warrants for cash		(752)			(752)
Sale of common stock (4,074,961 shares), net of expenses	20,375	4,198			24,573
Net income			1,225		1,225

Balances – September 30, 2004	$43,898	$4,056	$(951)	$(500)	$46,503

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,225	$790
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	271	600
Depreciation	679	801
Discount accretion and premium amortization on securities, net	227	570
Realized gain on sale of securities available for sale	(4)	(452)
Loss on disposal of assets	133	9
Decrease (increase) in loans held for sale, net	(23,277)	44,230
Decrease (increase) in other assets	172	(96)
Increase (decrease) in other liabilities	263	(183)

Net cash provided (used) by operating activities	$(20,311)	$46,269

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in federal funds sold	$(3,209)	$(12,060)
Increase in loans receivable, net	(31,092)	(15,688)
Purchase of securities available for sale	(26,717)	(101,565)
Sales of securities available for sale	47,485	50,113
Paydown of securities available for sale	4,855	12,552
Purchase of bank premises and equipment	(1,236)	(271)
Proceeds from disposal of property	16	21

Net cash used in investing activities	$(9,898)	$(66,898)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	$29,141	$555
Net increase (decrease) in deposits	(15,085)	18,641
Increase FHLB borrowings	26,100	4,500
Decrease in federal funds purchased and repurchase agreements	(5,389)	(3,513)

Net cash provided by financing activities	$34,767	$20,183

Increase (decrease) in cash and cash equivalents	$4,558	$(446)
CASH AND CASH EQUIVALENTS
Beginning	$2,305	$4,959

Ending	$6,863	$4,513

SUPPLEMENTAL DISCLOSURES:
NON-CASH INVESTING AND FINANCING ACTIVITIES-

Loans transferred from held for sale to held to maturity	$1,003	$19,378

CASH PAID FOR TAXES	$16	$0

CASH PAID FOR INTEREST	$5,320	$6,087

See Accompanying Notes to Consolidated Financial Statements

MILLENNIUM BANKSHARES CORPORATION

Notes to Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2004 and 2003 (Unaudited)

Note 1. General

Millennium Bankshares Corporation (the “Company”, “we” or “our”) is a financial holding company headquartered in Reston, Virginia. We were incorporated in 1998 and began operations in April 1999. We provide services through our principal operating subsidiary, Millennium Bank, N. A. (the “Bank”). We presently operate seven banking offices in Reston, Great Falls, Herndon, Warrenton, Colonial Heights, and Richmond, Virginia, and a loan production office in Fredericksburg, Virginia. We are a community bank providing, through our branches and over the Internet, a broad range of commercial and retail banking services designed to meet the needs of businesses and consumers in the communities we serve. We emphasize local decision-making within our organization and provide personal service to our customers. By combining the technological support, products and services that our customers demand with direct access to senior management and responsive customer service, we work to foster a business and consumer banking environment that allows us to effectively compete in our particular market with other financial institutions of all sizes.

The accompanying consolidated financial statements have been prepared in accordance with the requirements of the rules and regulations of the Securities and Exchange Commission. As a result, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, however, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2004 and the results of operations for the three and nine-month periods ended September 30, 2004 and 2003.

These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the three-month periods and the nine-month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

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

(Dollars in thousands, except per share data)	Nine Months Ended September 30,
	2004	2003
Net income as reported	$1,225	$790
Deduct: Total stock based employees’ compensation expense determined under fair value based method for all awards, net of related tax effects	(110)	(62)

Pro forma	$1,115	$728

Earnings per share:
Basic – as reported	$0.19	$0.22

Basic – pro forma	$0.17	$0.21

Diluted – as reported	$0.18	$0.20

Diluted – pro forma	$0.16	$0.19

(Dollars in thousands, except per share data)	Three Months Ended September 30
	2004	2003
Net income as reported	$635	$183
Deduct: Total stock based employees’ compensation expense determined under fair value based method for all awards, net of related tax effects	(8)	(17)

Pro forma	$627	$166

Earnings per share:
Basic – as reported	$0.07	$0.05

Basic – pro forma	$0.07	$0.05

Diluted – as reported	$0.07	$0.05

Diluted – pro forma	$0.07	$0.04

Note 3. Securities

Securities available for sale at September 30, 2004 are summarized below:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$46,694	$22	$(680)	$46,036
Mortgage backed securities	15,211	2	(100)	15,113
Other	2,695	—	—	2,695

	$64,600	$24	$(780)	$63,844

Note 4. Loans

The consolidated loan portfolio was composed of the following at the dates indicated:

(Dollars in thousands)	September 30, 2004	December 31, 2003
Residential real estate loans	$74,330	$77,330
Commercial real estate loans	101,843	93,819
Construction loans	41,425	17,318

Total real estate loans	217,598	188,467

Commercial loans	18,240	15,466
Consumer loans	4,192	5,055
Overdrafts	58	21

Subtotal	240,088	209,009
Allowance for loan losses	(3,222)	(3,057)
Deferred loan fees	(132)	(39)

Loans, net	$236,734	$205,913

Note 5. Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

(Dollars in thousands)	September 30, 2004	September 30, 2003
Balance at January 1	$3,057	$3,499
Provision charged to operating expense	271	600
Recoveries added to the allowance	118	4
Loan losses charged to the allowance	(224)	(1,119)

Balance at the end of the period	3,222	$2,984

Note 6. Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share (“EPS”) and the effect on the weighted average number of shares of potential dilutive common stock for the three and nine months ended September 30, 2004 and 2003:

	Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2003
(Dollars in thousands, except per share data)	Weighted Average Shares	Per Share Amount	Weighted Average Shares	Per Share Amount
Basic EPS	6,453	$0.19	3,534	$0.22

Effect of dilutive securities:
Warrants	256		494
Stock options	144		144

Diluted EPS	6,853	$0.18	4,172	$0.19

	Three Months Ended September 30, 2004		Three Months Ended September 30, 2003
(Dollars in thousands, except per share data)	Weighted Average Shares	Per Share Amount	Weighted Average Shares	Per Share Amount
Basic EPS	8,775	$0.07	3,643	$0.05

Effect of dilutive securities:

Warrants	—		570
Stock options	156		156

Diluted EPS	8,931	$0.07	4,369	$0.04

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

Financial Summary

General

For the nine months ended September 30, 2004, the Company reported net income of $1.2 million or $0.19 per share and $0.18 per diluted share, compared to net income of $790,000, which was $0.22 per share and $0.19 per diluted share, for the same period in 2003. The increase in net income is primarily attributable to an increase in net interest income of $914,000 due to increased balances in earning assets and interest bearing liabilities. Earnings per share decreased primarily as the result of our increased number of shares outstanding due to common stock offerings to the public and to our former warrant holders completed in May 2004. Non-interest income was $5.2 million for the first nine months of 2004 as compared to $3.8 million for the same period of 2003 due primarily to an increase in gains and fees on loans held for sale with a partially offsetting reduction of $448,000 in gains on sale of securities. An increase in non-interest expense from $9.2 million to $11.2 million for the same nine-month periods resulted primarily from increased commissions on the sale of loans held for sale and improved staffing in all areas of the Company. The annualized return on average assets and return on equity for the nine month period ended September 30, 2004, were 0.49% and 4.91%, respectively, compared to 0.33% and 6.76%, respectively, for the comparable period in 2003.

Total assets increased to $349.9 million at September 30, 2004, compared to $313.4 million at December 31, 2003, representing an increase of $36.5 million or 11.6%. Loans, net of allowance for loan losses at September 30, 2004 were $236.7 million, an increase of $30.8 million from the December 31, 2003 amount of $205.9 million. This 15.0% increase was due to our efforts to increase lending by our commercial division. Loans held for sale increased to $32.3 million at September 30, 2004, from $9.1 million at December 31, 2003. This increase is due to the restructuring of the Bank’s mortgage subsidiary in late 2003 and hiring of more experienced loan officers. The investment portfolio decreased $25.6 million to $63.8 million at September 30, 2004, compared to $89.4 million at December 31, 2003. Total deposits decreased $15.1 million to $257.0 million at September 30, 2004 from $272.1 million at December 31, 2003. This deposit decrease was primarily in money market balances.

Shareholders’ equity was $46.5 million at September 30, 2004. This amount represents an increase of $30.6 million from the December 31, 2003 amount of $15.9 million. The capital raised net of expenses was approximately $29.1 million. The common stock offerings were completed in May 2004 provided $24.6 million from the new share sales and $4.5 million from the redemption and conversion of all stock warrants. In addition, shareholders’ equity increased by earnings in the first nine months of 2004 and the exercise of options to acquire 6,700 shares of common stock and by an increase in other comprehensive income. Other comprehensive income is the change in the market value of the investment portfolio due to changes in interest rates, net of taxes. The common stock offerings increased weighted average shares outstanding by 2,918,883 basic shares and 2,680,367 diluted shares from the nine months ended September 30, 2003 to the nine months ended September 30, 2004. Book value per share was $5.29 at September 30, 2004 and $4.37 at December 31, 2003.

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

Net interest income amounted to $8.2 million for the first nine months of 2004 compared to $7.3 million for the same period in 2003. The increase is largely due to reduced rates paid for deposits that decreased to 2.43% at September 30, 2004 compared to 2.59% at September 30, 2003. Net interest margin increased by 19 basis points to 3.33% for the nine-month period ended September 30, 2004 as compared to the same period in 2003. For the third quarter of 2004, net interest income increased by 21.8% to $3.0 million as compared to $2.5 million for the same quarter of 2003. The decrease of interest expense paid on deposits and the movement of interest bearing liabilities to other borrowed funds from higher interest bearing deposits was the primary reason total interest expense increased by only $162,000 for the quarter. In the same quarter, interest income increased by $698,000 due to increased loan balances as compared to the same period in 2003.

The following tables set forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, shareholders’ equity and the related income, expense and corresponding weighted average yields and costs.

(Dollars in thousands)	Nine Months Ended September 30, 2004
	Average Balances	Earnings/Expense	Yield/Rate
Assets:
Interest Earning Assets:
Loans, net of unearned discounts	$246,371	$11,075	6.00%
Securities	78,153	2,292	3.92%
Federal funds sold	3,442	40	1.55%

Total interest earning assets	327,966	$13,407	5.45%
Other assets	6,774

Total assets	$334,740

Interest-Bearing Liabilities:
Interest-bearing deposits	$246,281	$4,482	2.43%
Borrowed funds	34,741	734	2.82%

Total interest-bearing liabilities	281,022	$5,216	2.48%
Other Liabilities:
Demand deposits	19,103
Other liabilities	1,246

Total liabilities	301,371
Shareholders’ equity	33,369

Total liabilities and shareholders’ equity	$334,740

Net interest income		$8,191

Interest spread (1)			2.97%
Net interest yield on earning assets (net interest margin) (2)			3.33%

(1)	Interest spread is the average yield earned on earning assets less the average rate incurred on interest bearing liabilities.
(2)	Net interest margin is net interest income expressed as a percentage of average earning assets.

Non-Interest Income

The Company’s non-interest income consists primarily of loan fees, net gains/fees on sale of loans and service charges on deposit accounts. For the first nine months of 2004, non-interest income increased to $5.2 million compared to $3.8 million for the comparable period in 2003. A large component of other non-interest income for the first three quarters of 2003 was $452,000 in net securities gains as compared to $4,000 in net securities gains for the same period in 2004. Service charges on deposit accounts for the first nine months of 2004 totaled $182,000, compared to $118,000 in the comparable period in 2003, an increase of $64,000. This increase is attributable to service charges on accounts opened in 2004. Gains/fees on loans sold increased to $4.6 million for the first nine months of 2004 from $3.1 million for the same period in 2003 due to increased activities.

Non-interest income for the third quarter of 2004 increased by $1.7 million primarily in gains/fees on loans sold as compared to the same quarter of 2003. This increase in sales is due to increased efforts in our mortgage subsidiary and additional mortgage lenders. Service charges on deposit accounts totaled $67,000 in the third quarter of 2004, an increase of 34.0%, as compared to the same period of 2003. These increased service charges were primarily from checking, NOW and money market accounts and management’s control over waiving service fees. Other operating income increased by $61,000 in the third quarter of 2004 as compared to the same period of 2003 due primarily to wire transfer fees and fee income on loan services.

Non-Interest Expense

Total non-interest expense includes employee-related costs, occupancy and equipment expense and other overhead. For the nine months ended September 30, 2004, non-interest expenses were $11.2 million, compared to $9.2 million for the same period in 2003. Salaries and benefits expense for the nine months ended September 30, 2004 increased by $2.1 million compared to the same period in 2003 primarily as a result of additional mortgage lenders and support staff for that function. Net occupancy expenses were $1.9 million as compared to $1.7 million for the nine-month periods ended September 30, 2004 and 2003, respectively. This increase was primarily due to increased occupancy expenses related to additional staffing and the new Warrenton branch. Other operating expenses (consisting of professional fees and administrative expenses) declined by $340,000 for the nine months of 2004 as compared to the same period of 2003. Other operating expenses during the nine months of 2003 included accruals for litigation expenses associated with defense of a lawsuit with U. S. Mortgage Funding, Inc., which was settled in the third quarter of 2003.

Non-interest expense in the third quarter of 2004, as compared to the same quarter of 2003, increased by $1.6 million, which was primarily comprised of a $1.5 million increase in salaries and wages. The increase in salary and benefits was primarily related to the additional mortgage lenders and support staff.

Allowance for Losses on Loans

The allowance for loan losses at September 30, 2004 was $3.2 million, compared to $3.1 million at December 31, 2003. There was $271,000 in provision for loan losses for the nine months of 2004 as compared to $600,000 for the same period in 2003. The allowance for loan losses was 1.2% of total loans outstanding and loans held for sale at September 30, 2004. Net charge-offs as a percentage of gross loans at September 30, 2004 were .04% for the first nine months of 2004 as compared to .50% for the same period of 2003. There was $596,000 in loans on non-accrual status and no loans past due 90 days or more at September 30, 2004. Management believes the allowance for loan losses was adequate to cover probable incurred credit losses in the loan portfolio at September 30, 2004.

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

Capital represents funds, earned or obtained, over which financial institutions can exercise greater control in comparison to deposits and borrowed funds. The adequacy of both the Company’s and the Bank’s capital is reviewed by management on an ongoing basis with reference to size, composition and quality of both the Company’s and the Bank’s resources and consistent with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will support anticipated asset growth and absorb any potential losses.

In May 2004, the Company raised approximately $29.1 million net in capital through a common stock offerings and down-streamed $5.0 million of that capital to the Bank. The Company and the Bank are subject to capital requirements of regulatory agencies. At September 30, 2004, both the Company and the Bank exceeded all such regulatory capital requirements as shown in the following table.

	September 30, 2004
(Dollars in thousands)	Millennium Bankshares Corporation	Millennium Bank
Tier 1 Capital:
Common stock	$43,898	$14,800
Capital surplus	4,056	14,800
Subordinated debentures (1)	8,000	0
Retained earnings	(951)	(60)

Disallowed intangible assets	0	0

Total Tier 1 Capital	$55,003	$29,540

Tier 2 Capital:
Allowance for loan losses (2)	3,195	2,984
Subordinated debentures	0	0

Total Tier 2 Capital	3,195	2,984

Total Risk Based Capital	$58,198	$32,524
Risk Weighted Assets	$255,582	$238,600

Capital Ratios:
Tier 1 Risk-Based	21.63%	12.38%
Total Risk-Based	22.86%	13.63%
Tier 1 Capital to average adjusted total assets	16.08%	8.64%

(1)	Limited to 25% Tier 1 capital. Remainder is Tier 2 capital.
(2)	Limited to 1.25% of risk weighted assets.

Deposits

Deposits have been the principal source of funds for use to originate loans and fund investment securities. The Company has employed alternative methods of increasing deposits to fund our mortgage loan operations, including brokered deposits. Brokered deposits are deposits that we obtain through brokers for a fee. Brokered deposits are available in bulk, and they do not require any investments in branch offices, branch personnel or additional spending for marketing or education of employees. The brokered deposits that we obtain consist primarily of 180-day through 24-month certificates of deposits, which may increase our overall cost of funds and decrease our net interest margin. The brokered deposits outstanding were $60.7 million at September 30, 2004 and $62.6 million at December 31, 2003.

The Company attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. We offer statement savings accounts, various checking accounts, various money market accounts, fixed-rate certificates with varying maturities and individual retirement accounts. We are expanding our products and services for businesses.

At September 30, 2004, deposits were $257.0 million, a decrease of 5.5% from $272.1 million at December 31, 2003. The deposit decrease was primarily in the money market accounts. In order to reduce the overall cost of funds and reduce our reliance on high-cost time deposits and borrowings as a funding source, we continue to direct extensive marketing efforts towards attracting lower cost transaction accounts. However, there is no assurance that these efforts will be successful or, if successful, will reduce our reliance on time deposits and borrowings.

The following table indicates the amount of the Company’s time deposits by time remaining until maturity at September 30, 2004:

	Maturity
(Dollars in thousands)	3 Months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
Certificates of deposit less than $100,000	$6,406	$181	$11,204	$33,745	$51,536
Certificates of deposit of $100,000 or more	3,950	360	15,864	44,114	64,288

Total certificates of deposits	$10,356	$541	$27,068	$77,859	$115,824

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

The Bank’s borrowings also include securities sold under agreements to repurchase and federal funds purchased. Securities sold under agreements to repurchase are collateralized with government agency securities and are essentially deposit equivalents used by our commercial customers. The Bank used the proceeds for general corporate purposes. At September 30, 2004, the Bank had $240,000 of securities sold under agreements to repurchase.

The Bank uses borrowings to supplement deposits when borrowings are available at a lower overall cost to the Bank or they can be invested at a positive rate of return.

At September 30, 2004, the Bank had a borrowing limit of $86.1 million with the Federal Home Loan Bank. The Bank’s outstanding borrowings from the Federal Home Loan Bank totaled $36.5 million at September 30, 2004, which leaves an additional borrowing capacity of $49.6 million. The Bank’s borrowing limit is based on 25% of Bank assets as reported in the Call Report each quarter end date. We also have two lines of credit with the Community Bankers Bank in Virginia in available amounts of $12.0 million secured and $8.7 million unsecured.

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

At September 30, 2004, we had $6.4 million less in assets than liabilities that reprice within one year or less and therefore we were in a liability sensitive position. A liability sensitive position can adversely affect earnings in periods of increasing interest rates and conversely can positively affect earnings in periods of decreasing interest rates.

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

The following table presents the amounts of the Company’s interest sensitive assets and liabilities that mature or reprice in the periods indicated exclusive of non-accrual loans.

	September 30, 2004 Maturing or Repricing in:
(Dollars in thousands)	3 Months or less	4-12 Months	1-5 Years	Over 5 Years
Interest-sensitive assets:
Loans (1)	$147,847	$20,363	$83,490	$20,002
Investments (2)(3)	11,386	6,306	25,253	20,591
Federal funds sold	3,270	0	0	0

Total interest-sensitive assets	162,503	26,669	108,743	40,593

Cumulative interest-sensitive assets	162,503	189,172	297,915	338,508

Interest-sensitive liabilities:
NOW accounts	8,605	0	0	0
Savings/Money Market deposit accounts	109,261	0	0	0
Time deposits	10,356	27,609	76,425	1,434
Borrowed funds	29,740	10,000	5,000	0

Total interest-sensitive liabilities	157,962	37,609	81,425	1,434

Cumulative interest-sensitive liabilities	157,962	195,571	276,996	278,430

Period gap	$4,541	$(10,940)	$27,318	$39,159
Cumulative gap	$4,541	$(6,399)	$20,919	$60,078
Ratio of cumulative interest-sensitive assets to cumulative interest-sensitive liabilities	102.87%	96.73%	107.55%	121.58%
Ratio of cumulative gap to total assets	1.30%	(1.83)%	5.98%	17.17%

Total assets	$349,870	349,870	$349,870	$349,870

(1)	Loans maturing or repricing in three months or less include $32.3 million of mortgage loans held for sale.
(2)	Excludes Federal Reserve Stock and Community Bankers Bank stock.
(3)	Anticipates prepayments on mortgage backed securities.

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

Investments

At September 30, 2004, the Company had $63.8 million in total available for sale securities, a decrease of 28.6% from $89.4 million at December 31, 2003. The decrease reflects the change in market values and paydowns on mortgage backed securities of $4.8 million. Securities with a value of $47.5 million were sold, $20.8 million used for loans and $26.7 million reinvested during the year in new securities to reposition the investment portfolio to maintain a relatively short weighted average life and to reduce interest rate risk.

The following table sets forth the maturity distribution and weighted average yields of the investment portfolio excluding any mark to market adjustments at September 30, 2004. The weighted average yields are calculated on the basis of the amortization of premium and accretion of discount.

(Dollars in thousands)	1 Year or Less	1 Year To 5 Years	5 Years To 10 Years	After 10 Years
Maturity Distribution
U. S. agency issues	—	$8,994	$35,700	$2,000
Mortgage backed securities	—	5,074	2,712	7,425
Federal Home Loan Bank/Other	—	—	—	1,825
Federal Reserve Bank stock	—	—	—	870

Total Maturity Distribution	—	$14,068	$38,412	$12,120

Weighted Average Yield
U. S. agency issues	—	3.78%	4.19%	5.25%
Mortgage backed securities	—	3.33%	3.51%	3.95%
Federal Home Loan Bank/Other	—	—	—	3.50%
Federal Reserve Bank stock	—	—	—	6.00%

Total Portfolio Weighted Average Yield	—	3.63%	4.14%	4.24%

Loans

Net loans consist of total loans, deferred loan fees and the allowance for loan losses. Net loans were $236.7 million at September 30, 2004, an increase of 15.0% from the amount at December 31, 2003.

The following table shows the contractual maturity of selected categories of loans at September 30, 2004. The table reflects the entire unpaid principal balance in the maturity period that includes the final loan payment date and, accordingly, does not give effect to periodic principal repayments or possible prepayments.

	September 30, 2004
(Dollars in thousands)	Commercial, Financial and Agricultural	Commercial Real Estate/ Construction
Within 1 year	$7,305	$22,070

Variable Rate:
1 to 5 years	4,758	20,802
After 5 years	4,696	84,354

Total	$9,454	$105,156

Fixed Rate:
1 to 5 years	1,481	7,437
After 5 years	0	8,605

Total	$1,481	$16,042

Total Maturities	$18,240	$143,268

Mortgage Banking Activities

Our mortgage banking activities generally include two types of commitments. The first type of commitment is for loans in our pipeline and is considered a rate lock commitment with the customer. In a rate lock commitment, a client, while in the process of obtaining approval for a fixed rate secondary market loan, can, at its own determination, fix or “lock in” the rate on the loan. The commitments are generally for periods of 60 to 90 days and are at market rates. To mitigate risk from interest rate fluctuations and to provide for a mechanism to deliver these loans into the secondary market, we generally enter into forward sales contracts on rate lock commitments on a “best efforts” basis. The Company had commitments to originate $10.9 million in mortgage loans as of September 30, 2004.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. To deliver closed loans to the secondary market and to control interest rate risk prior to sale, the Company enters into agreements to sell the loans while the loan is still in the pipeline. The aggregate market value of mortgage loans held for sale considers the price of the sales contracts. Loan commitments related to the origination of mortgage loans held for sale and the corresponding sales contracts are considered derivative instruments. The Company had loans held for sale of $32.3 million with an equal amount of corresponding sales contracts at September 30, 2004. The derivative effect of these instruments was not material. All of the gain on sale generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts.

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

Non-Performing Assets

We had $596,000 in non-accrual loans at September 30, 2004, compared to $146,000 at December 31, 2003. On the basis of management’s review of its assets, at September 30, 2004, the Bank had classified $2.4 million of its assets as substandard, $661,000 as doubtful and $256,000 as loss.

The following table details information concerning non-accrual, past due and restructured loans at the dates indicated:

(Dollars in thousands)	September 30, 2004	December 31, 2003
Non-accrual loans	$596	$146
Foreclosed properties	0	0
Restructured loans	0	0

Total non-performing assets	$596	$146

Loans past due 90 days or more And still accruing interest	$0	$164

Delinquent and problem loans

When a borrower fails to make a required payment on a loan, the Bank attempts to cure the delinquency by contacting the borrower. A notice is mailed to the borrower after a payment is 15 days past due and again when the loan is 30 days past due. For most loans, if the delinquency is not cured within 60 days, the Bank issues a notice of intent to foreclose on the property and, if the delinquency is not cured within 90 days, the Bank may institute foreclosure action. In most cases, deficiencies are cured promptly.

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

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future;

•	reliance on our management team, including our ability to attract and retain key personnel;

•	the successful management of interest rate risk;

•	changes in general economic and business conditions in our market area;

•	changes in interest rates and interest rate policies;

•	problems with technology utilized by the Company;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	changes in banking and other laws and regulations applicable to both the Company and the Bank;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	maintaining cost controls and asset quality as we open or acquire new branches;

•	maintaining capital levels adequate to support our growth;

•	demand, development and acceptance of new products and services; and

•	changing trends in customer profiles and behavior.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward looking statements. In addition, our past results of operations do not necessarily indicate our future results.

Item 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission (the “Commission”), including, without limitation, those controls and procedures designed to ensure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a – 14(a).

31.2 Certification of Chief Financial Officer pursuant to Rule 13a – 14(a).

32.1 Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2 Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM BANKSHARES CORPORATION
(Registrant)

Date: November 22, 2004	By:	/s/ Carroll C. Markley
Carroll C. Markley
Chairman of the Board and
Chief Executive Officer

Date: November 22, 2004	By:	/s/ Janet A. Valentine
Janet A. Valentine
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a).

32.1	Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.