Form 10KSB
period 2004-12-31
MILLENNIUM BANKSHARES CORP
filed 2005-04-15
CIK 1158678

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 0-49611

MILLENNIUM BANKSHARES CORPORATION

(Name of small business issuer in its charter)

Virginia	54-1920520
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Washington Plaza Reston, Virginia	20190
(Address of principal executive offices)	(Zip Code)

(703) 464-0100

Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	n/a

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $5.00 per share

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B, is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The issuer’s revenue for its most recent fiscal year was $26,435,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price of such stock on March 31, 2005 as reported on the Nasdaq SmallCap Market, was approximately $70,181,000.

The number of outstanding shares of Common Stock as of March 11, 2005 was 8,785,959.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2005 Annual Meeting of Shareholders – Part III

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Millennium Bankshares Corporation (“Millennium”) is a financial holding company headquartered in Reston, Virginia. We were incorporated in 1998 and began operations in April 1999. We provide commercial and consumer banking services through Millennium Bank. At December 31, 2004 we had total consolidated assets of $371.9 million, deposits of $280.8 million and stockholders’ equity of $47.1 million.

Millennium Bank is a nationally chartered community bank with seven banking offices – two in Reston, Virginia and one each in Great Falls, Herndon, Warrenton, Colonial Heights, and Richmond, Virginia. Four of our banking offices are situated in Fairfax County, Virginia, just west of Washington, D.C., one in Fauquier County, and two are located in the Richmond, Virginia metropolitan area. Our branches are located in growing counties. The population of Fairfax County grew from 818,584 in 1990 to 969,749 in 2000, and the combined population of Henrico County and Chesterfield County where our Richmond area branches are located, grew from 217,881 in 1990 to 262,300 in 2000.

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

Even though we are a small bank, we seek to provide our customers with the technological support that banking in today’s market requires. We offer 24 hour a day, seven day a week internet banking services. These services allow consumers and businesses to view accounts, make transfers, submit wire transfer requests, pay bills and place stop payments on checks over the internet.

Subsidiaries

We conduct primarily all of our business through Millennium Bank and its wholly and majority owned subsidiaries. The subsidiaries other than Millennium Capital, Inc. are not material to the business of Millennium or Millennium Bank.

The subsidiaries listed in the following table originate, process, and underwrite first and second trust residential mortgage loans.

Subsidiary	Location	Nature of Business	Date Established
Millennium Capital, Inc.	Reston, VA	Wholesale and Retail Lending	May 1999
Millennium Sunbelt Mortgage	Las Vegas, NV	Retail Lending	Dec. 2001

Millennium Bankshares Corporation was the sole shareholder of Millennium Brokerage Services, Inc., which offered securities brokerage services, financial analysis, professional money management, stocks, bonds and mutual funds through UVEST. The relationship with UVEST was terminated in March 2004. We signed an agreement with MetLife Securities, Inc. to provide retail securities brokerage services to our customers. We formed Millennium Financial, Inc. on February 23, 2004, to provide insurance services to our bank customers through Metropolitan Life Insurance Company.

In addition, we are a majority owner of Millennium e-Banking Solutions, L.L.C. This entity is currently marketing a proprietary financial software solution through Millennium Bank.

Strategy

We have been in operation for just under six years, and an important part of our business is our current and future strategies. Our strategies include the following goals:

•	Attract customers by providing the financial sophistication and breadth of products of a regional bank while maintaining the quick response and service of a community bank. In our first five years of operations, we have established a diverse product line, including commercial, Small Business Administration, consumer, and mortgage loans. We also have introduced securities brokerage services and insurance.

•	Increase net income and return to shareholders through continued quality loan growth, while controlling the cost of our deposits and noninterest expense.

•	Diversify our loan portfolio through use of our diverse array of commercial and Small Business Administration loan products. Mortgage loan production will continue to be important, but we intend to be less dependent on mortgage lending in the future. We are expanding our branch network to increase our core deposits, reduce our dependence on brokered deposits and attract additional small business customers.

•	Commercial lending will be the driving product, together with Small Business Administration loans. The mortgage banking area will shift from internet lending to less risky and traditional mortgage banking.

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

Competition in the market area for loans to small businesses and professionals is intense, and pricing is important. Most of our competitors have substantially greater resources than Millennium. Many competitors offer services, such as extensive branch networks and trust services, we currently do not provide. Moreover, larger institutions operating in the Northern Virginia market have access to borrowed funds at lower costs than are available to the Bank. Deposit competition among institutions in the market area also is strong. As a result, it is possible that we will pay above-market rates to attract deposits. According to a market share report prepared by the FDIC, we held 0.61% of deposits in the Fairfax County market as of June 30, 2004, the most recent date for which market share information is available.

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

We obtain small business and commercial loans through direct solicitation of owners and continued business from customers. The Bank’s loan officers review completed commercial loan applications. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If commercial real estate is involved, information is also obtained concerning cash flow after debt service. Loan quality is analyzed based on the Bank’s experience and its credit underwriting guidelines, as well as guidelines issued by the Office of the Comptroller of the Currency.

In the normal course of business, the bank makes various commitments and incurs certain contingent liabilities, which are disclosed in the footnotes of its annual financial statements, including commitments to extend credit. At December 31, 2004, commitments to extend credit totaled $45.5 million.

Commercial Lending

General. Commercial business loans and commercial real estate loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields. To manage these risks, we generally secure appropriate collateral, obtain personal guarantees from principals, and monitor the financial condition of our business borrowers. The availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate. At December 31, 2004, commercial loans totaled $134.7 million, or 48.2% of the total loan portfolio.

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

Real Estate Loans. Commercial real estate loans may be secured by various types of commercial real estate in Millennium’s market area, including multi-family residential buildings, commercial buildings and offices, small shopping centers, and churches. In its underwriting of commercial real estate, the Bank may lend up to 80% of the secured property’s appraised value. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower’s creditworthiness and prior credit history and reputation, and generally requires personal guarantees or endorsements of borrowers. At December 31, 2004, commercial real estate loans totaled $120.0 million, or 43.0% of the total loan portfolio.

Construction Loans. Our loan policy allows for local construction loans, primarily to individual small builders on a limited basis. At December 31, 2004, there was $35.6 million in construction and land development loans outstanding in the commercial loan portfolio. The Bank will obtain a first lien on the property as security for its construction loans and personal guarantees from the borrower’s principal owners.

Small Business Lending. Today, the principal activity of the Bank’s commercial loan division is the origination of commercial mortgage and non-mortgage loans to small and medium sized businesses. We regularly use various loan guarantee loan programs offered through the Small Business Administration, including the 504 loan program, which is intended to help small and medium sized businesses avoid large down payments and floating interest rates that are typically associated with purchases of fixed assets used to expand operations. Whenever possible, the 504-loan program provides long-term and fixed rate financing for investment in fixed assets, primarily real estate and large/heavy equipment. At December 31, 2004, Small Business Administration loans totaled approximately $15 million, or 5.3% of the commercial loan portfolio.

One-to-Four-Family Residential Real Estate Lending

Millennium Capital, Incorporated (“Millennium Capital”) makes residential loans and sells them to investors in the secondary mortgage market. We originate both conforming and non-conforming residential loans. We make mortgage loans in our banking offices as well as through the mortgage banking subsidiaries of Millennium.

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

We began the reorganization of the Millennium Capital structure in the fourth quarter of 2002. As part of the reorganization, we changed the loan products we offer. Our focus shifted from a high emphasis on riskier second mortgage loans, where the loan amount exceeded the value of the collateral, to a focus on more traditional first mortgage loans and second mortgage loans with a loan to value ratio of 100% or less. We discontinued the production of the riskier second mortgage loans in January 2003. With this change, our lenders converted from originating the second mortgage loans to loan products where they lacked expertise. Hiring experienced first mortgage lenders was difficult during the mortgage-refinancing boom in the first nine months of 2003. However, during the fourth quarter 2003, several very experienced, seasoned first mortgage lenders joined our team. The results of their efforts increased our mortgage loan production volumes during the first quarter of 2004.

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

Millennium requires title opinions and fire and casualty insurance coverage, as well as title insurance and flood insurance where appropriate, to protect Millennium’s interest. The borrower pays the cost of this insurance coverage. We typically require escrows for taxes and insurance.

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

Employees

At December 31, 2004, Millennium had the equivalent of 235 employees, 2 of which are part-time employees. A collective bargaining unit represents none of Millennium’s employees.

Supervision and Regulation

General. As a financial holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System. Other federal and state laws govern the activities of our bank subsidiary, including the activities in which it may engage, the investments that it makes, the aggregate amount of loans that it may grant to one borrower, and the dividends it may declare. Our bank subsidiary is also subject to various consumer and compliance laws. As a national bank, Millennium Bank is subject to primary regulation, supervision and examination by the Office of the Comptroller of the Currency. Our bank subsidiary also is subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation.

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

The Bank Holding Company Act. Under the Bank Holding Company Act, we are subject to periodic examination by the Federal Reserve and required to file periodic reports regarding our operations and any additional information that the Federal Reserve may require. Our activities at the bank holding company level are limited to:

•	banking, managing or controlling banks;

•	furnishing services to or performing services for our subsidiaries; and

•	engaging in other activities that the Federal Reserve has determined by regulation or order to be so closely related to banking as to be a proper incident to these activities.

Some of the activities that the Federal Reserve Board has determined by regulation to be closely related to the business of a financial holding company include making or servicing loans and specific types of leases, performing specific data processing services and acting in some circumstances as a fiduciary or investment or financial adviser.

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

In addition, and subject to some exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with their regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and if the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenging this rebuttable control presumption.

Gramm-Leach Bliley Act. The Gramm-Leach-Bliley Act of 1999 was signed into law on November 12, 1999. The GLBA covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. The following description summarizes some of its significant provisions.

The GLBA repeals sections 20 and 32 of the Glass-Steagall Act, thus permitting unrestricted affiliations between banks and securities firms. It also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, investment, merchant banking, insurance underwriting, sales and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating. We became a financial holding company after the MOU was lifted in April 2004.

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

The GLBA adopts a system of functional regulation under which the Federal Reserve Board is designated as the umbrella regulator for financial holding companies, but financial holding company affiliates are principally regulated by functional regulators such as the OCC for national bank affiliates, the Securities and Exchange Commission for securities affiliates, and state insurance regulators for insurance affiliates. It repeals the broad exemption of banks from the definitions of “broker” and “dealer” for purposes of the Securities Exchange Act of 1934, as amended. It also identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a “broker,” and a set of activities in which a bank may engage without being deemed a “dealer.” Additionally, the law makes conforming changes in the definitions of “broker” and “dealer” for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

The GLBA contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, both at the inception of the customer relationship and on an annual basis, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The law provides that, except for specific limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The GLBA also provides that the states may adopt customer privacy protections that are more strict than those contained in the act.

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

In addition, we are subject to certain regulatory requirements to maintain capital at or above regulatory minimums. These regulatory requirements regarding capital affect our dividend policies. The Federal Reserve has indicated that a bank holding company, generally, should pay dividends only if its net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. Virginia law also imposes some restrictions on our ability to pay dividends. See Item 5. Market for Common Equity and Related Stockholder Matters” below for more information on these restrictions.

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

Capital Requirements. Each of the OCC and the Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervise. Under the risk-based capital requirements, we and our bank subsidiary are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of “Tier 1 Capital”, which is defined as common equity, retained earnings, qualifying perpetual preferred stock and minority interest in common equity accounts of consolidated subsidiaries, less certain intangibles. The remainder may consist of “Tier 2 Capital”, which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance and pretax net unrealized holding gains on certain equity securities. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In sum, the capital measures used by the federal banking regulators are:

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

Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event that the depository institution is insolvent or is in danger of becoming insolvent. These obligations and restrictions are not for the benefit of investors. Regulators may pursue an administrative action against any bank holding company or national bank, which violates the law, engages in an unsafe or unsound banking practice or which is about to engage in an unsafe and unsound banking practice. The administrative action could take the form of a cease and desist proceeding, a removal action against the responsible individuals or, in the case of a violation of law or unsafe and unsound banking practice, a civil money penalty action. A cease and desist order, in addition to prohibiting certain action, could also require that certain action be undertaken. Under the policies of the Federal Reserve Board, we are required to serve as a source of financial strength to our subsidiary depository institution and to commit resources to support the bank in circumstances where we might not do so otherwise.

Interstate Banking and Branching. Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Effective June 1, 1997, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states had opted out of such interstate merger authority prior to such date. For example, as a bank headquartered in Virginia, we may acquire a bank or branch in Maryland, but we cannot simply establish a branch in Maryland. After a bank has acquired a branch in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

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

Federal Reserve System. In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or no personal time deposits. NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any no personal time deposits at an institution. For net transaction accounts in 2005, the first $7.0 million will be exempt from reserve requirements. A 3% reserve ratio will be assessed on net transaction accounts over $7.0 million to and including $47.6 million. A 10% reserve ratio will be applied to amounts in net transaction accounts in excess of $47.6 million. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.

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

The Gramm-Leach-Bliley Act and federal bank regulators have made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no activities authorized under the GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” rating in its latest Community Reinvestment Act examination.

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

USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001. The Patriot Act is intended to strengthen the ability of U.S. law enforcement agencies and the intelligence communities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Future Regulatory Uncertainty

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

ITEM 2. DESCRIPTION OF PROPERTY

Millennium conducts its business from its main office in Reston, Virginia, six other branch banking offices and one loan production office. Majority owned subsidiaries occupy space that is not an obligation of Millennium and contractually provided by the minority owner. The following table provides certain information with respect to our properties:

Location	Date Facility Opened	Ownership and Leasing Arrangements
Main Office:

1601 Washington Plaza Reston, Virginia	1999	Leased from 1601 Washington Plaza, LLC, a Virginia limited liability company comprised of unit owners that are also Millennium shareholders. Lease expires in 2010, subject to Millennium’s right to renew for an additional 10-year term.

Branch Offices:

1025-K Seneca Road Great Falls, Virginia	2001	Lease from Tectum, LLC expires in 2005, subject to Millennium’s right to renew for three additional five-year terms.

1051 Elden Street Herndon, Virginia	2001	Leased from 1051 Elden Street, LLC, a Virginia limited liability company comprised of unit owners that are also Millennium shareholders. Lease expires in 2013 and three consecutive five-year renewal options.

11260 Roger Bacon Drive Reston, Virginia	2002	Leased from Roger Bacon Associates Limited Partnership. Lease expires in 2007 and has four consecutive five-year renewal options.

8821 West Broad Street Richmond, Virginia	2002	Leased from Arthur J. Shaheen. Lease expires in 2009 and has two consecutive five-year renewal options.

3400 Boulevard Colonial Heights, Virginia	2002	Leased from Poovillam S. Subramaniam. Lease expires in 2007 and has two consecutive five-year renewal options.

11A Main Street Warrenton VA, 20186	2004	Leased from Corinth Investments, LLC Lease expires in 2009 and have five (5) three (3) year periods

Loan Offices

Warrenton, Virginia	2004	Leased from Corinth Investments, LLC. Lease expires in 2009 and has five-year renewal options.

Location	Date Facility Opened	Ownership and Leasing Arrangements
2217 Princess Anne St., Ste 212-1 Fredericksburg, VA 22401	2004	Leased from Tommy Mitchell. Lease expires in 2005 and can be leased in 12 month periods from the end of the first term.

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

Our common stock has been listed for quotation on the Nasdaq SmallCap Market under the symbol “MBVA” since February 6, 2002, following our initial public offering at $6.00 per share. Prior to that time there were no trades of shares of our common stock. As of March 4, 2005, our common stock was held by 180 stockholders of record and approximately 1,008 beneficial holders who own shares in street name.

The high and low sale prices per share for our common stock for each quarter of 2003 and 2004, as well as the amount of cash dividends per share we declared in each quarter, were as follows:

	High	Low	Dividend
2003
1st Quarter	7.06	6.20	—
2nd Quarter	8.00	6.60	—
3rd Quarter	8.00	7.26	—
4th Quarter	7.98	7.20	—

2004
1st Quarter	7.64	7.19	—
2nd Quarter	7.30	7.25	—
3rd Quarter	8.20	8.14	—
4th Quarter	8.87	8.31	—

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

Our ability to distribute cash dividends will depend primarily on the ability of our subsidiary bank to pay dividends to us. As a national bank, Millennium Bank is subject to certain restrictions on our reserves and capital imposed by federal banking statues and regulations. Furthermore, under Virginia law, we may not declare or pay a cash dividend on our capital stock if we are insolvent or if the payment of the dividend would render us insolvent or unable to pay our obligations as they become due in the ordinary course of business. For additional information on these limitations, see “Item 1. Business – Government Supervision and Regulation – Payment of Dividends” above.

We did not repurchase any shares of our common stock during any quarter of the year ended December 31, 2004.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

Millennium Bankshares Corporation is a bank holding company headquartered in Reston, Virginia. We were incorporated in 1998 and began operations in April 1999. We provide services through our principal operating subsidiary, Millennium Bank. We presently operate seven banking offices, all in Virginia. Two offices are in Reston, one each is in Great Falls, Herndon, and Warrenton, and two are in the Richmond, Virginia area. We also have a loan production office located in Fredericksburg, Virginia. We are a community bank providing a broad range of commercial and retail banking services designed to meet the needs of businesses and consumers in the communities we serve. We emphasize local decision-making within our organization and provide personal service to our customers. By combining the technological support, products and services that our customers demand with direct access to senior management and responsive customer service, we work to foster a business and consumer banking environment that allows us to effectively compete in our particular market with other financial institutions of all sizes.

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

The following presents management’s discussion and analysis of our consolidated financial condition at December 31, 2004 and 2003 and the results of our operations for the years ended December 31, 2004 and 2003. The discussion should be read in conjunction with the accompanying consolidated financial statements presented elsewhere in this prospectus.

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

Financial Summary

For the year ended December 31, 2004, Millennium reported net income of $2,009,000, or $0.22 per share and $0.21 per diluted share, compared to net income of $965,000, or $0.27 per share and $0.23 per diluted share for the same period in 2003. The annualized return on average assets and return on equity for the period ended December 31, 2004, are 0.59% and 5.44% respectively, compared to 0.31% and 6.20% for the comparable period in 2003. The reduction in return on equity is due to our May 2004 secondary stock offering and the approximately $30 million in additional equity it obtained.

Total assets increased to $371.9 million at December 31, 2004, compared to $313.4 million at December 31, 2003, representing an increase of $58.5 million or 18.7%. Loans, net of allowance for loan losses at December 31, 2004 were $276.3 million, an increase of $61.3 million from the December 31, 2003 balance of $215.0 million Loans held for sale represented $20.3 million of the total increase while mortgage loans held in the bank’s portfolio decreased by $1.8 million. Commercial and commercial real estate loans increased by $25.4 million due to our increased loan officers’ efforts and construction lending increased by $18.3 million.. Our investment portfolio decreased by $3.1 million at December 31, 2004 as compared to the prior year ended December 31, 2003. Total deposits reached $280.8 million at December 31, 2004, an $8.7 million increase over the prior year-end. This increase was comprised of $3.8 in demand deposits and $13.5 million in certificates of deposits. NOW, savings and money market accounts reduced by a net $8.5 million primarily in money market accounts.

Shareholders’ equity was $47.1 million at December 31, 2004. This amount represents an increase of $31.2 million from the December 31, 2003 balance of $15.9 million. Shareholders’ equity was increased by our 2004 secondary stock offering and warrants redemption, earnings, exercise of stock options and by the change in other comprehensive income. Other comprehensive income is the change in the market value of the investment portfolio due to changes in interest rates net of taxes. The number of common shares outstanding at December 31, 2004 was increased by 5,125,231 in the secondary offering and warrants redemption transaction. An additional 12,320 common shares were issued through the exercise of stock options in 2004. Book value per share was $5.37 at December 31, 2004 and $4.37 at December 31, 2003.

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

Net interest income was $11.2 million for the year ended December 31, 2004 compared to $9.6 million for the year ended December 31, 2003, an increase 16.7%. This improvement in the net interest income was partially due to the volume increases in the loan portfolio. Average loans for the year ended December 31, 2004 increased 15.0% over average loans in 2003 or by $33.1 million. Noninterest bearing deposits also increased in 2004 allowing us to fund more of the earning assets with these deposits. The increase in average noninterest bearing deposits was $3.4 million or 20.9% at December 31, 2004 as compared to December 31, 2003.

The following tables set forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and the related income, expense and corresponding weighted average yields and costs.

	Year Ended
	December 31, 2004			December 31, 2003			December 31, 2002
(Dollars in thousands)	Average Balances (1)	Earnings/ Expense	Yield/ Rate	Average Balances (1)	Earnings/ Expense	Yield/ Rate	Average Balances (1)	Earnings/ Expense	Yield/ Rate
Assets:
Interest Earning Assets
Loans, net of unearned discounts (2)	$253,573	$15,300	6.03%	$220,513	$13,603	6.17%	$218,922	$14,664	6.70%
Securities	76,416	3,032	3.97%	83,654	3,237	3.87%	37,472	1,746	4.66%
Federal funds sold	3,184	40	1.26%	650	25	3.85%	3,585	60	1.67%

Total interest earning assets	333,173	$18,372	5.51%	304,817	$16,865	5.53%	259,979	$16,470	6.34%

Other assets	7,683			8,486			9,889
Total assets	$340,856			$313,303			$269,868

Liabilities
Interest-bearing deposits	$245,363	$6,094	2.48%	$253,042	$6,452	2.55%	$222,373	$7,728	3.48%
Borrowed funds	37,401	1,061	2.84%	27,069	782	2.89%	15,569	478	3.07%

Total interest-bearing liabilities	282,764	7,155	2.53%	280,111	7,234	2.58%	237,942	8,206	3.45%

Liabilities:
Demand deposits	19,883			16,444			13,312
Other liabilities	1297			1,195			1,442

Total liabilities	303,944			297,750			252,696
Shareholders’ equity	36,912			15,553			17,172

Total liabilities and shareholders’ equity	$340,856			$313,303			$269,868

Net interest income		$11,217			$9,631			$8,264

Interest spread			2.98%			2.95%			2.89%
Net interest yield on earning assets			3.37%			3.16%			3.18%

The following table describes the impact on Millennium’s interest income resulting from changes in average balances and average rates for the periods indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	December 31, 2004 vs. 2003			December 31, 2003 vs. 2002
(Dollars in thousands)	Due to Volume	Change in Rate	Total	Due to Volume	Change in Rate	Total
Interest Earned On:
Loans	$1,995	$(298)	$1,697	$98	$(1,159)	$(1,061)
Securities	(287)	82	(205)	1,787	(296)	1,491
Federal Funds Sold	32	(17)	15	(113)	78	(35)

Total interest earned on interest-bearing assets	1,740	(233)	1,507	1,772	(1,377)	395

Interest Paid On:
Interest-bearing deposits	(191)	(167)	(358)	782	(2,058)	(1,276)
Borrowed funds	293	(14)	279	332	(28)	304

Total interest paid on Interest-bearing liabilities	102	(181)	(79)	1,114	(2,086)	(972)

Net interest income	$1,638	$(52)	$1,586	$658	$709	$1,367

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

At December 31, 2004, we had $4.4 million more assets than liabilities that reprice within one year or less and therefore we were in an asset sensitive position. An asset sensitive position can adversely affect earnings in periods of decreasing interest rates. This position is the result of the held for sale mortgage loan portfolio.

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

The following table presents the amounts of Millennium’s interest sensitive assets and liabilities that mature or reprice in the periods indicated.

	December 31, 2004 Maturing or Repricing In:
(Dollars in thousands)	3 Months or less	4-12 Months	1-5 Years	Over 5 Years
Interest-sensitive assets:
Loans (1)	$128,851	$18,787	$97,758	$33,932
Investments (2)(4)	—	—	25,946	57,525
Federal funds sold	55	—	—	—

Total interest-sensitive assets	128,906	18,787	123,704	91,457

Cumulative interest-sensitive assets	128,906	147,693	271,397	362,854

Interest-sensitive liabilities:
NOW accounts(3)	818	3,856	4,674	—
Savings/Money Market deposit accounts(3)	29,401	67,623	20,582	—
Certificates of deposit	8,164	29,810	92,981	—
Borrowed money	—	5,500	21,000	—

Total interest-sensitive liabilities	38,383	106,789	139,237	—

Cumulative interest-sensitive liabilities	38,383	145,172	284,409	284,409

Period gap	90,523	(88,002)	(15,533)	91,457
Cumulative gap	$90,523	$2,521	$(13,012)	$78,445
Ratio of cumulative interest-sensitive assets to cumulative interest-sensitive liabilities	335.84%	101.74%	95.43%	127.58%
Ratio of cumulative gap to total assets	24. 34%	0.68%	-3.50%	21.41%

Total Assets				371,858

(1)	Loans maturing or repricing in three months or less includes $29.3 million of mortgage loans held for sale.
(2)	Excludes Federal Reserve Stock, Federal Home Loan Bank, and Community Bankers Bank stock.
(3)	Assumed to not be sensitive to changes in interest rates.
(4)	Anticipates prepayments on FNMA and FHLMC pools.

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

Investments

At December 31, 2004, Millennium had $86.2 million in total available for sale securities, a decrease of 3.5% from $89.4 million at December 31, 2003. The difference reflects the net effect of asset management with excess funds being used for loans first and securities when excess is available prior to planned loan settlements.

The following tables show the amortized cost and fair market value of investment securities at the dates indicated.

	December 31, 2004		December 31, 2003		December 31, 2002
(Dollars in thousands)	Cost	Market	Cost	Market	Cost	Market
Available for sale
US Government & Agency Securities	$84,502	$83,471	$87,741	$86,651	$49,664	$50,221
Other	—	—	—	—	2,078	2,104

Total available for sale	84,502	83,471	87,741	86,651	51,742	52,325

Other
Federal Home Loan Bank stock	1,817	1,817	1,991	1,991	1,505	1,505
Federal Reserve Bank stock	871	871	658	658	688	688
Other stocks	60	60	59	59	59	59

Total	$87,250	$86,219	$90,449	$89,359	$53,994	$54,577

The following table sets forth the maturity distribution and weighted average yields of the investment portfolio at book value as of December 31, 2004. The weighted average yields are calculated on the basis of the amortization of premium and accretion of discount. The chart anticipates prepayments on FNMA and FHLMC pools.

(Dollars in thousands)	1 Year or Less	1 Year To 5 Years	5 Years To 10 Years	After 10 Years
Maturity Distribution
U. S. Agency issues	$—	$26,071	$42,851	$14,549
Federal Home Loan
Bank/Other	—	—	—	2,090
Federal Reserve Bank stock	—	—	—	658

Total Maturity Distribution	$—	$26,071	$42,851	$17,297

Weighted Average Yield
U. S. Agency issues	—	3.75%	4.16%	4.09%
Federal Home Loan
Bank/Other	—	—	—	3.75%
Federal Reserve Bank stock	—	—	—	6.00%

Total Portfolio Weighted Average Yield	—	3.75%	4.16%	4.13%

Loans

Net loans consist of total loans, deferred loan fees and the allowance for loan losses and include loans held for sale. Net loans were $276.3 million at December 31, 2004, an increase of 28.5% from December 31, 2003.

The following table sets forth the composition of Millennium’s loan portfolio at the dates indicated.

	December 31,
(Dollars in thousands)	2004	2003	2002	2001	2000
Mortgage loans	$104,884	$86,399	$167,030	$139,511	$52,791
Commercial real estate	120,021	93,819	53,391	10,918	15,133
Construction and land loans	35,570	17,318	3,926	—	—

Total real estate loans	260,475	197,536	224,347	150,429	67,924

Commercial business loans	14,688	15,466	15,446	24,614	9,987
Consumer loans	4,152	5,055	2,617	1,120	714
Overdrafts	13	21	13	292	92

Total loans receivable	279,328	218,078	242,423	176,455	78,717

Less:
Deferred costs (fees)	(147)	(39)	168	16	69
Allowance for loan losses	(2,925)	(3,057)	(3,499)	(1,391)	(466)

Total loans receivable, net	$276,256	$214,982	$239,092	$175,080	$78,320

The changes in our loan portfolio reflect our strategy of increasing commercial business, commercial real estate and construction loans. At December 31, 2004, these three categories totaled $170.3 million or 61.0% of total loans receivable, compared to $126.6 million, or 58.1% of total loans receivable at December 31, 2003. At December 31, 2004, residential mortgage loans were $104.9 million, which represented 37.5% of total loans receivable, compared to $86.4 million at December 31, 2003, or 39.6% of total loans receivable. The balance of Millennium’s residential mortgage loans.

The following table shows the contractual maturity of selected categories of loans at December 31, 2004. The table reflects the entire unpaid principal balance in the maturity period that includes the final loan payment date, and accordingly, does not give effect to periodic principal repayments or possible prepayments.

	December 31, 2004
(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate/ Construction
Within 1 year	$4,852	$30,847
Variable Rate:
1 to 5 years	4,034	38,124
After 5 years	2,777	155,216

Total	$11,663	$224,187

Fixed Rate:
1 to 5 years	3,025	11,550
After 5 years	—	24,738

Total	$3,025	$36,288

Total Maturities	$14,688	$260,475

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

Non-Performing Assets

We had $822,000 in non-accrual loans at December 31, 2004, compared to $146,000 at December 31, 2003. The following table details information concerning non-accrual, past due and restructured loans at the dates indicated:

	December 31,
(Dollars in thousands)	2004	2003	2002	2001	2000
Non-accrual loans	$822	$146	$548	$—	$—
Foreclosed properties	—	—	—	—	—
Restructured loans	—	—	—	—	—
Total non-performing assets	$822	$146	$548	$—	$—

Loans past due 90 days or more and still accruing interest	$339	$162	$72	$—	$—

Information regarding impaired and non-performing loans is as follows:

	December 31,
	2004	2003	2002
Loans with no allocated allowance for loan losses	$—	$—	$—
Loans with allocated allowance for loan losses	175	—	—

Total	$175	$—	$—

Amount of the allowance for loan losses allocated	$44	$—	$—
Average investment in impaired loans	$49	$—	$—
Interest income recognized during impairment	$—	$—	$—
Interest income recognized on a cash basis on impaired loans	$—	$—	$—

No additional funds are committed to be advanced in connection with the above impaired loans.

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

Allowance for losses on loans and real estate

Millennium provides valuation allowances for probable losses incurred on loans and real estate when we determine that a significant decline in the value of the collateral has occurred, and if the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, Millennium also provides reserves based on the dollar amount and type of collateral securing its loans, in order to protect against unanticipated losses. A loss experience percentage is established for each loan type and is reviewed at least annually, and more frequently if we identify factors that require us to consider a change to the percentage. Each month, the loss percentage is applied to the portfolio, by product type, to determine the minimum amount of reserves required. Although management believes that it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used in making the initial determinations.

An analysis of the allowance for loan losses, including charge-off activity, is presented below for the periods indicated. The increases in our allowance for loan losses are the result of adjustments that management has made in response to the growth of our loan portfolio.

	Year Ended December 31
(In thousands)	2004	2003	2002	2001	2000
Balance, beginning of period	$3,057	$3,499	$1,391	$466	$161
Less Charge-off’s:
Commercial	—	160	971	—	—
Real estate-mortgage	520	981	217	96	—
Consumer installment loans	1	—	—	—	—
Plus Recoveries:
Commercial	—	—	—	—	—
Real estate-mortgage	117	12	43	1	—
Consumer installment loans	1	—	—	—	—

Net Charge-offs	403	1,129	1,145	95	—

Provision for loan losses	271	687	3,253	1,020	305

Balance, end of period	$2,925	$3,057	$3,499	$1,391	$466

Ratio of net charge-offs to average loans outstanding during the period	0.16%	0.51%	0.52%	0.09%	0.00%

The allowance for loan losses at December 31, 2004, was $2.9 million, compared to $3.1 million at December 31, 2003. The provision for loan losses for 2004 was $271,000 as compared to $687,000 for the period ended December 31, 2003.

The allowance for loan losses was 1.05% of total loans outstanding at December 31, 2004. Net charge-offs as a percentage of loans were 0.16% and 0.51% for December 31, 2004 and 2003, respectively. There was $162,000 in past due 90 days or more at December 31, 2004. Management believes the allowance for loan losses is adequate to cover credit losses probable and incurred in the loan portfolio at December 31, 2004.

A breakdown of the allowance for loan losses in dollars and loans in each category to total loans in percentages is provided in the following tables. Because all of these factors are subject to change, the breakdown does not necessarily predict future loan losses in the indicated categories.

	December 31,
	2004		2003
(Dollars in thousands)	Percent	Amount	Percent	Amount
Loans secured by real estate:
Construction/land development	0.0%	$—	4.7%	$143
1 – 4 family residential	16.7%	488	52.1%	1,595
Multi-family residential	9.2%	268	0.3%	9
Non-farm, non-residential	2.9%	84	25.9%	792
Loans to farmers	0.0%	—	0.0%	—
Commercial and industrial	64.9%	1,900	15.6%	477
Loans to individuals	6.3%	185	1.4%	41

Total	100.0%	$2,925	100.0%	$3,057

	December 31
	2002		2001		2000
(Dollars in thousands)	Percent	Amount	Percent	Amount	Percent	Amount
Loans secured by real estate:
Construction/land development	0.0%	$—	0.0%	$—	0.0%	$—
1 – 4 family residential	53.5%	1,873	85.4%	1,188	75.8%	353
Multi-family residential	0.0%	—	0.0%	—	0.0%	—
Non-farm, non-residential	19.2%	673	11.3%	157	13.3%	62
Loans to farmers	0.0%	—	0.0%	—	0.0%	—
Commercial and industrial	27.1%	948	2.7%	38	9.2%	43
Loans to individuals	0.2%	5	0.6%	8	1.7%	8

Total	100.0%	$3,499	100.0%	$1,391	100.0%	$466

Non-Interest Income

Millennium’s non-interest income consists primarily of loan fees, net gains on sale of loans and fees and service charges on deposit accounts. The following table presents information on the sources and amounts of non-interest income.

	December 31
Non Interest Income	2004	2003	2002
(Dollars in thousands)
Service charges	$244	$172	$155
Gain on sale of loans and loan fees, net	7,407	3,593	3,088
Gain on sale of securities, net	4	452	41
Other income	408	291	176

Total	$8,063	$4,508	$3,460

The tables that follow summarize residential mortgage loan originations, purchases and sales by type of loan for the periods indicated.

	December 31,
	2004		2003
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Mortgage Loans Originated and Purchased
Fixed Rate
First Mortgage	$105,828	33.2%	$161,595	71.8%
Second Mortgage	5,741	1.8%	11,695	5.2%

Adjustable Rate
First Mortgage	206,357	64.7%	51,392	22.9%
Second Mortgage	859.3%		132	0.1%

Total Residential Mortgage Loans Originated and Purchased	$318,785	100.00%	$224,814	100.00%

Mortgage Loans Sold
Fixed Rate
First Mortgage	$104,245	33.1%	$160,809	72.0%
Second Mortgage	5,506	1.8%	11,501	5.1%

Adjustable Rate
First Mortgage	203,834	64.8%	51,052	22.8%
Second Mortgage	859.3%		132	0.1%

Total Mortgage Loans Sold	$314,444	100.00%	$223,494	100.00%

We make mortgage loans through Millennium Capital and our majority owned operating subsidiary. In the twelve months ended December 31, 2004, most of our residential mortgage loan production came from our non-banking operating subsidiary and Millennium Capital. Each operating subsidiary’s loan production consists primarily of loans to consumers acquired through the Internet, direct relationships and brokers. The minority shareholder may terminate its relationship with us on six months notice. Our remaining residential mortgage loan production comes from Millennium Capital.

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

Non-Interest Expense

	December 31,
Non Interest Expense	2004	2003	2002
(Dollars in thousands)
Salary and benefits	$9,972	$6,172	$7,539
Occupancy	1,088	994	887
Furniture, equipment & computers	1,380	1,238	1,009
Litigation expenses (1)	—	574	426
Marketing fees	146	92	250
Professional fees (2)	1,042	137	620
Administrative expense	2,342	2,783	2,959

Total	$15,970	$11,990	$13,690

(1)	Includes litigation-related legal fees and related expenses.
(2)	Excludes litigation-related legal fees and expenses.

Income Taxes

Millennium recorded income tax expense in the amount of $1,030 for the year ended December 31, 2004. The income tax expense for 2003 was $497.

As of December 31, 2004 we have used all of our net operating losses available. In addition to federal income taxes the bank pays a Virginia State franchise tax. The franchise tax was $182,769, $229,178, and $102,655 for the years ending December 31, 2004, 2003, and 2002, respectively.

Sources of Funds

Deposits

Deposits have been the principal source of Millennium’s funds for use in lending and for other general business purposes. At present, Millennium has employed alternative methods of gathering deposits to fund our mortgage loan operations and commercial lending. Alternative methods used are FHLB of Atlanta for daily and longer-term borrowings and brokered deposits. Brokered deposits are deposits that we obtain through brokers for a fee. Brokered deposits are available in bulk, and they do not require any investments in branch offices, branch personnel or additional spending for marketing or education of employees. The brokered deposits that we obtain consist primarily of jumbo 30 day to 3 years certificates of deposits, which may increase Millennium’s overall cost of funds and decrease our net interest margin.

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

Millennium attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. Millennium offers statement savings accounts, various checking accounts, various money market accounts, fixed-rate certificates with varying maturities, individual retirement accounts and is expanding to provide products and services for businesses. Millennium’s principal use of deposits is to originate loans and fund investment securities.

At December 31, 2004, deposits were $280.8 million, an increase of 3.2% from $272.1 million at December 31, 2003. The deposit growth is a reflection of branch office growth, aggressive pricing, marketing and other bank consolidation in Millennium’s principal market. In order to reduce the overall cost of funds and reduce our reliance on high cost time deposits and short term borrowings as a funding source, we continue to direct extensive marketing efforts towards attracting lower cost transaction accounts. However, there is no assurance that these efforts will be successful, or if successful, will reduce our reliance on time deposits and short term borrowings.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by Millennium at the dates indicated.

	December 31,
	2004	2003	2002
(Dollars in thousands)
Savings accounts	$19,679	$1,504	$1,139
Demand deposit accounts	22,924	19,150	13,912
NOW accounts	9,348	9,663	7,889
Money market accounts	97,927	124,300	142,514
CD’s less than $100K	55,078	49,572	46,142
CD’s greater than $100K	75,877	67,924	46,913

Total	$280,833	$272,113	$258,509

The following table contains information pertaining to the average amount and the average rate paid on each of the following deposit categories for the periods indicated.

	Years Ended December 31,
	2004		2003		2002
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
(Dollars in thousands)
Non-interest bearing Demand deposits	$19,883	0.00%	$16,444	0.00%	$13,312	0.00%
Interest bearing NOW accounts	9,723	0.79%	8,855	0.88%	6,490	1.53%
Savings/Money Market accounts	113,005	1.47%	137,106	1.69%	110,409	3.01%
Time deposits	122,635	4.05%	107,081	3.80%	105,474	4.13%

Total deposits	$265,246	2.30%	$269,486	2.39%	$235,685	3.28%

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

The following table indicates the amount of Millennium’s certificates of deposits by time remaining until maturity as of December 31, 2004:

	Maturity
(Dollars in thousands)	3 Months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
Certificates of deposit less than $100,000	$4,742	$4,675	$6,936	$38,724	$55,077
Certificates of deposit of $100,000 or more	3,422	8,610	9,589	54,257	75,878

Total certificates of deposits	$8,164	$13,285	$16,525	$92,981	$130,955

Borrowings

As a member of the Federal Home Loan Bank of Atlanta, Millennium is required to own capital stock in the Federal Home Loan Bank and is authorized to apply for advances from the Federal Home Loan Bank. Each Federal Home Loan Bank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Federal Home Loan Bank may prescribe the acceptable uses to which these advances may be put, as well as on the size of the advances and repayment provisions. The advances are collateralized by Millennium’s investment in Federal Home Loan Bank stock and investment securities. At December 31, 2004, and December 31, 2003, $26.5 million and $10.4 million, respectively, was outstanding to the Federal Home Loan Bank.

Millennium’s borrowings also include securities sold under agreements to repurchase and federal funds purchased. Securities sold under agreements to repurchase are collateralized with Government Agency securities. The proceeds are used by Millennium for general corporate purposes. At December 31, 2004, and December 31, 2003, Millennium had $0 and $112, respectively, of securities sold under agreements to repurchase.

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

	Year Ended December 31,
(Dollars in thousands)	2004	2003	2002
Maximum Balance:
FHLB advances	$26,500	$23,400	$24,800
Federal funds purchased	7,066	7,290	11,613
Trust preferred securities	8,000	8,000	8,000
Securities sold under agreements to repurchase	$—	$1,151	$1,676

	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
FHLB advances	$23,419	2.18%	$14,875	1.78%	$8,164	2.09%
Federal funds purchased	5,174	1.78%	3,381	1.69%	2,631	2.17%
Trust preferred securities	8,000	5.71%	8,000	5.73%	3,901	6.31%
Securities sold under agreement to repurchase	$560	0.25%	$813	0.25%	$874	0.46%

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

For the year ended December 31, 2004 operating activities used approximately $14.6 million in cash as compared to providing $39.8 million in cash in 2003. This change resulted primarily from the net increase in loans held for sale of $20.3 million in 2004 as compared to the net decrease in loans held for sale of $36.3 million in 2003. Investing activities absorbed approximately $40.1 million and $49.9 million respectively for the years ended December 31, 2004 and 2003. In 2004, investing activities were primarily a result of a net increase in loans of $41.3 million and net increase in investment securities of $3.1 million. For the year ended December 31, 2003, investing activities were primarily a result of a net increase in loans of $12.9 million and an increase in net investment activities of $36.7 million. In addition, for the years ended December 31, 2004 and 2003, financing activities provided $55.4 and $7.4 million, respectively. For the year ended 2004, financing activities were a result of the proceeds from issuance of common stock netting $24.6 million. In addition net increases in deposits of $8.7 million and net increases in FHLB borrowings of $16.1 million occurred. For the year ended 2003, financing activities were a result of net payoffs of Federal Home Loan Bank advances of $3.0 million, net proceeds from issuance of common stock of $555,000 and a net increase in deposits of approximately $13.6 million.

Millennium uses its sources of funds primarily to meet operating needs, to pay deposit withdrawals and fund loan commitments. At December 31, 2004 and December 31, 2003 total approved loan commitments were $58.0 million and $37.9 million respectively. Certificates of deposit scheduled to mature in one year or less at December 31, 2004, totaled $38.0 million.

At December 31, 2004, we had a borrowing limit of $76.6 million with the Federal Home Loan Bank. Our outstanding borrowings from the Federal Home Loan Bank totaled $ 26.5 million at December 31, 2004, which leaves an additional borrowing capacity of $50.1 million. Our borrowing limit is based on 10% of Bank assets at each quarter end date. We also have two lines of credit with the Community Bankers Bank in Virginia in the amounts of $12.0 million secured and $8.7 million unsecured. Our outstanding borrowings from the Community Bankers Bank totaled $7.1 million at December 31, 2004, with remaining available lines of credit of $13.8 million.

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

Millennium Bankshares and Millennium Bank are subject to regulatory capital requirements of the Federal Reserve. At December 31, 2004, Millennium exceeded all such regulatory capital requirements as shown in the following table.

	December 31, 2004
(Dollars in thousands)	Millennium Bankshares Corporation	Millennium Bank
Tier 1 Capital:
Common stock	$43,902	$14,800
Capital surplus	4,056	14,800
Trust preferred securities (1)	8,000	—
Retained earnings	(167)	666

Disallowed intangible assets	—	—

Total Tier 1 Capital	55,791	30,266

Tier 2 Capital:
Allowance for loan losses (2)	2,925	2,787
Trust preferred securities	—	—

Total Tier 2 Capital	2,925	2,787

Total Risk Based Capital	$58,716	$33,053

Risk Weighted Assets

Capital Ratios:
Tier 1 Risk-based	21.95%	11.94%
Total Risk-based	23.10%	13.04%
Tier 1 Capital to average adjusted total assets	15.57%	8.91%

(1)	Limited to 25% of Tier 1 Capital. Remainder is Tier 2 capital.
(2)	Limited to 1.25% of risk weighted assets.

Off Balance Sheet Arrangements

The following table summarizes our off-balance sheet arrangements.

	Maturity by Period
December 31, 2004 (in thousands)	Less than 1 year	Greater than 1 year to 3 years	Greater than 3 years to 5 years	Greater than 5 years	Total
Standby letters of credit	$1,095	$—	$—	$—	$1,095
Commitments to extend credit	11,533	7,604	2,298	22,174	43,609
Mortgage Banking Commitments:
Rate lock commitments	$14,348	$—	$—	$—	$14,348

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

Our mortgage banking activities generally include two types of commitments by the Company. The first type is a rate lock commitment with the client. In a rate lock commitment, a client while in process of obtaining approval for a fixed rate secondary market loan can, at their own determination, fix or “lock in” the rate on the loan. The commitments are generally for periods of 60 to 90 days and are at market rates. To mitigate risk from market interest rate fluctuations and to provide for a mechanism to deliver these loans into the secondary market, we generally enter into mandatory forward sales contracts on rate lock commitments. Second, we also have mandatory sales contracts covering loans held for sale, which represents a price commitment.

Aggregate Contractual Obligations

The following table summarizes our contractual obligations.

	Maturity by Period as of December 31, 2004
(Dollars in thousands)	Less than 1 year	Greater than 1 year to 3 years	Greater than 3 years to 5 years	Greater than 5 years	Total
Deposits	$187,852	$61,300	$31,259	$422	$280,833

FHLB Borrowings	5,500	11,000	10,000	—	26,500
Lease commitments	604	985	864	469	2,922

Total	$193,956	$73,285	$42,123	$891	$310,255

Deposits represent non-interest bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Company. Amounts that have an indeterminate maturity period are included in the less than one-year category above.

FHLB borrowings represent the amounts that are due to the FHLB of Atlanta. These amounts have fixed maturity dates. Some of these borrowings, although fixed, are subject to conversion provisions at the option of the FHLB or the Company can prepay these advances without a penalty. Management does not believe these advances will be converted in the near term.

Lease commitments represent the total minimum lease payments under non-cancelable operating leases.

Impact of Inflation and Changing Prices and Seasonality

The financial statements that are included in this document have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

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

Caution About Forward Looking Statements

We make forward-looking statements in this annual report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or other similar words or terms are intended to identify forward looking statements.

These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	The ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future;

•	Reliance on our management team, including our ability to attract and retain key personnel;

•	The successful management of interest rate risk; including managing changing rates and policies,

•	Risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	Problems with technology utilized by us;

•	Competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	Demand, development and acceptance of new products and services;

•	Changing trends in customer profiles and behavior;

•	Maintaining capital levels adequate to support our growth;

•	Maintaining cost controls and asset qualities as we open or acquire new branches;

•	Changes in general economic and business conditions in our market area; and

•	Changes in banking and other laws and regulations applicable to us.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements are filed as a part of this report following Item 14 below:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

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

As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. These officers concluded that the Company’s disclosure controls and procedures were effective. Based upon that evaluation, our management concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings with the Commission.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Pursuant to General Instruction E(3) of Form 10-KSB, the information required to be disclosed in this Item 9 is contained in our Proxy Statement for the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

Pursuant to General Instruction E(3) of Form 10-KSB, the information required to be disclosed in this Item 10 is contained in our Proxy Statement for the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction E(3) of Form 10-KSB, the information required to be disclosed in this Item 11 is contained in our Proxy Statement for the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [1]
Incentive Stock Option Plan	772,949	$5.87	797,421
Equity Compensation Plans Not Approved by Shareholders [2]	—	—	—

Total	772,949	$5.87	797,421

[1]	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.
[2]	The Company does not have any equity compensation plans that have not been approved by shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction E(3) of Form 10-KSB, the information required to be disclosed in this Item 12 is contained in our Proxy Statement for the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. EXHIBITS

3.1	Articles of Incorporation (restated in electronic format), attached as Exhibit 3.1 to the Registration Statement on Form SB-2, as amended, Registration No. 333-72500, filed with the Commission on October 30, 2002 (the “Form SB-2”), incorporated herein by reference.

3.2	Bylaws, attached as Exhibit 3.2 to the Form SB-2, incorporated herein by reference.

4.1	Form of Common Stock Certificate, attached as Exhibit 4.1 to the Form SB-2, incorporated herein by reference.

10.1	Executive Employment Agreement of Carroll C. Markley effective as of January 1, 2005.

10.2	Form of Employee Stock Option of Millennium Bankshares Corporation, attached as Exhibit 10.2 to the Form SB-2, incorporated herein by reference.

10.3	Millennium Bankshares Corporation Incentive Stock Option Plan, attached as Exhibit 4.3 to the Registration Statement on Form S-8, Registration No. 333-101076, filed with the Commission on November 7, 2002, incorporated herein by reference.

10.4	Executive Employment Agreement of Janet A. Valentine effective as of January 1, 2004.

10.5	Executive Employment Agreement of Anita L. Shull effective as of May 27, 2004.

10.6	Commercial Lease Agreement between 1051 Elden Street, L.L.C., the lessor, and Millennium Bank, N.A., the lessee, dated April 1, 2003, attached as Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the period ended June 30, 2003, incorporated herein by reference.

10.7	Commercial Lease Agreement between Corinth Investments, LLC, the lessor, and Millennium Bank, N.A., the lessee, dated January 22, 2004, attached as Exhibit 10.2 to the Quarterly Report on Form 10-QSB for the period ended March 31, 2004, incorporated herein by reference.

21	List of Subsidiaries, attached as Exhibit 21 to the Annual Report on Form 10-KSB for the year ended December 31, 2002, incorporated herein by reference.

23	Consent of Crowe Chizek and Company LLC.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction E(3) of Form 10-KSB, the information required to be disclosed in this Item 14 is contained in our Proxy Statement for the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Millennium Bankshares Corporation

Reston, Virginia

We have audited the accompanying consolidated balance sheet of Millennium Bankshares Corporation as of December 31, 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the 2004 financial statements based on our audit. The financial statements of Millennium Bankshares Corporation for the year ended December 31, 2003, and the years ended December 31, 2003 and 2002 were audited by other auditors whose report dated January 31, 2004, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Crowe Chizek and Company LLC

Lexington, Kentucky

April 5, 2005

MILLENNIUM BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

(dollars in thousands, except share data)

	2004	2003
ASSETS
Cash and due from banks	$2,974	$2,305
Federal funds sold	55	61
Investment securities available for sale	86,219	89,359
Loans held for sale	29,337	9,069
Loans receivable, (net of allowance for loan losses of $2,925 in 2004 and $3,057 in 2003)	246,919	205,913
Bank premises and equipment, net	2,467	2,255
Accrued interest receivable	1,583	1,475
Other assets	2,304	2,959

Total Assets	$371,858	$313,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand	$22,924	$19,150
NOW accounts	9,348	9,663
Savings and money market	117,606	125,804
Time	130,955	117,496

Total Deposits	280,833	272,113

Federal funds purchased and repurchase agreements	7,066	5,629
Advances from Federal Home Loan Bank	26,500	10,400
Subordinated debentures	8,000	8,000
Accrued interest payable	581	540
Other accrued expenses	1,767	796

Total Liabilities	324,747	297,478

Stockholders’ Equity
Common stock, $5 par value; authorized 10,000,000 shares; issued and outstanding 8,780,369 in 2004, 3,642,818 in 2003	43,902	18,214
Additional paid-in capital	4,056	599
Accumulated other comprehensive income (loss)	(680)	(719)
Retained earnings (deficit)	(167)	(2,176)

Total Stockholders’ Equity	47,111	15,918

Total Liabilities and Stockholders’ Equity	$371,858	$313,396

The Notes to Consolidated Financial Statements are an integral part of these statements.

MILLENNIUM BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(dollars in thousands, except share data)

	2004	2003	2002
Interest Income
Loans, including fees	$15,300	$13,603	$14,664
Investment securities	3,032	3,237	1,746
Federal funds sold	40	25	60

Total Interest Income	18,372	16,865	16,470

Interest Expense
Deposits	6,094	6,452	7,728
Federal funds purchased and repurchase agreements	94	59	61
Advances from Federal Home Loan Bank	510	265	171
Subordinated Debentures	457	458	246

Total Interest Expense	7,155	7,234	8,206

Net Interest Income	11,217	9,631	8,264

Provision for Loan Losses	(271)	(687)	(3,253)

Net Interest Income after Provision for Loan Losses	10,946	8,944	5,011

Noninterest Income
Gain on sale of loans and loan fees, net	7,407	3,593	3,088
Service charges	244	172	155
Gain on sale of securities	4	452	41
Other income	408	291	176

Total Noninterest Income	8,063	4,508	3,460

Noninterest Expenses
Officers’ and employees’ compensation and benefits	9,972	6,172	7,539
Occupancy and equipment expense	2,468	2,232	1,896
Marketing, promotion and advertising expenses	146	92	250
Other operating expenses	3,384	3,494	4,005

Total Noninterest Expenses	15,970	11,990	13,690

Income (Loss) before Income Taxes	3,039	1,462	(5,219)

Provision for Income Taxes Expense (Benefit)	1,030	497	(1,773)

Net Income (Loss)	$2,009	$965	$(3,446)

Earnings (loss) per common share
Basic	$0.29	$0.27	$(1.00)
Diluted	$0.27	$0.23	$(1.00)

Weighted average shares outstanding
Basic	7,037,771	3,551,251	3,456,674
Diluted	7,356,247	4,198,661	3,456,674

The Notes to Consolidated Financial Statements are an integral part of these statements.

MILLENNIUM BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(dollars in thousands except share data)

	Number of Shares	Par Value	Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Totals	Comprehensive Income
Balance, January 1, 2002	2,247,978	$11,240	$—	$305	$(20)	$11,525

Sale of common stock, net	1,437,500	7,188	772	—	—	7,960
Changes in net unrealized gain (loss) on securities available for sale, net of tax effect	—	—	—	—	405	405	$405
Repurchase of common stock	(153,700)	(769)	(173)	—	—	(942)
Net income	—	—	—	(3,446)	—	(3,446)	(3,446)

Balance, December 31, 2002	3,531,778	17,659	599	(3,141)	385	15,502	$(3,041)

Options exercised	111,040	555	—	—	—	555
Changes in net unrealized gain (loss) on securities available for sale, net of tax effect		—	—	—	(1,104)	(1,104)	$(1,104)
Net income	—	—	—	965		965	965

Balance, December 31, 2003	3,642,818	18,214	599	(2,176)	(719)	15,918	$(139)

Sale of common stock, net of expenses	4,074,961	20,375	4,199			24,574
Exercise of stock options	12,320	62	10			72
Conversion of warrants to common Stock	1,050,270	5,251				5,251
Redemption of 603,010 warrants for cash			(752)			(752)
Changes in net unrealized gain (loss) on securities available for sale, net of tax effect	—	—	—	—	39	39	$39
Net income	—	—	—	2,009	—	2,009	2,009

Balance, December 31, 2004	8,780,369	$43,902	$4,056	$(167)	$(680)	$47,111	$2,048

The Notes to Consolidated Financial Statements are an integral part of these statements.

MILLENNIUM BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(dollars in thousands, except share data)

	2004	2003	2002
Net income (loss)	$2,009	$965	$(3,446)
Noncash items included in net income (loss)
Depreciation and amortization	919	1,077	864
Provision for loan losses	271	687	3,253
Deferred tax expense (benefit)	491	522	(1,773)
Amortization of investment security premiums and accretion of discounts, net	251	677	132
Realized gain on sale of investment securities available for sale	(4)	(452)	(41)
Loss on disposal of assets	133	29	24
(Increase) Decrease in Loans held for sale, net	(20,268)	36,294	12,685
Accrued interest receivable	(108)	(255)	(196)
Other assets	655	487	2,399
Increase (Decrease) in Accrued interest payable	41	(83)	(109)
Other accrued expenses	971	(168)	(697)

Net Cash Provided (Used) by Operating Activities	(14,639)	39,780	13,095

Cash Flows from Investing Activities
Decrease (Increase) in Federal funds sold	6	(6)	9,659
Increase in loans receivable, net	(41,277)	(12,871)	(79,950)
Purchase of investment securities available for sale	(50,931)	(101,565)	(62,115)
Sales of investment securities available for sale	48,236	50,141	11,753
Paydown of investment securities available for sale	5,102	14,744	8,681
Payments for the purchase of bank premises and equipment	(1,247)	(335)	(1,645)
Proceeds from disposal of property	16	13	62

Net Cash Used by Investing Activities	(40,095)	(49,879)	(113,555)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	24,646	555	7,960
Net proceeds from warrants redemption	4,499	—	—
Proceeds used to reacquire common stock	—	—	(942)
Net increase in deposits	8,721	13,604	69,942
Increases in FHLB borrowings	16,100	—	13,000
Decreases in FHLB borrowings	—	(3,000)	—
Proceeds from subordinated debentures	—	—	8,000
Net Increase (Decrease) in Federal funds purchased and repurchase agreements	1,437	(3,714)	6,703

Net Cash Provided by Financing Activities	55,403	7,445	104,663

Net Increase (Decrease) in Cash and Due from Banks	669	(2,654)	4,203

Cash and Due from Banks, beginning of year	2,305	4,959	756

Cash and Due from Banks, end of year	$2,974	$2,305	$4,959

Noncash Investing Activities
Loans transferred from held for sale to held to maturity	$122	$19,378	$—

The Notes to Consolidated Financial Statements are an integral part of these statements.

MILLENINUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

(dollars in thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Millennium Bankshares Corporation (the Corporation) and its subsidiaries: Millennium Bank, N.A., Millennium Brokerage Services, Inc. (terminated in 2004), Millennium e-Banking Solutions, L.L.C., Millennium Insurance Services, Inc. (terminated in 2003) and Millennium Financial, Inc.. All significant intercompany accounts and transactions have been eliminated. The Corporation was incorporated in 1998 and began operations on April 1, 1999.

Millennium Bank, N.A., (the Bank) is a federally chartered national bank and is subject to regulation by the Office of the Comptroller of the Currency (OCC). The accounts of Millennium Bank, N.A. include its subsidiary, Millennium Capital, Inc. and include other investments whose equity is not material to Millennium Bank, N.A. The principal activities of the Bank are to attract deposits and originate loans. Millennium Capital, Inc., a wholly owned subsidiary of the Bank, conducts mortgage banking, as permitted by applicable regulations, for nationally chartered banks. The Bank is engaged in the general business of banking, aimed at serving individuals, small and medium sized businesses and the professional communities principally located throughout the Northern Virginia and Richmond, Virginia areas. The Bank conducts full-service banking operations from several branches in these areas and its headquarters is located in Reston, Virginia.

The accounting and reporting policies of the Corporation are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The more significant of these policies are discussed below.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could vary from the estimates that were used. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the fair value of financial instruments

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

(dollars in thousands, except per share data)

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

DECEMBER 31, 2004 AND 2003

(dollars in thousands, except per share data)

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

DECEMBER 31, 2004 AND 2003

(dollars in thousands, except per share data)

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

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (FHLB) of Atlanta, is required to hold shares of capital stock in the FHLB in an amount equal to at least 1 percent of the aggregate principal amount of its residential mortgage loans or 5 percent of its borrowings from the FHLB, whichever is larger. This investment is recorded at cost. The amount of FHLB stock was $1,818, and $505 at December 31, 2004, and 2003, respectively.

Bank Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Leasehold improvements are amortized over the life of the lease using the straight-line method. Furniture and equipment are depreciated over estimated useful lives of three and seven years using the straight-line method. Computer hardware and software are depreciated over estimated useful lives of three and five years using the straight-line method. Automobiles are depreciated over the estimated useful live of three years using the straight line method. The Bank depreciates furniture and equipment using accelerated methods for income tax reporting.

Expenditures for maintenance, repairs, and improvements that do not materially extend the useful lives of property and equipment are charged to earnings. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the respective accounts, and the resulting gain or loss is reflected in current earnings.

Stockholders’ Equity and Dividend Payment Restrictions

The Corporation held its first public offering in February 2002. Costs related to the public offering totaled $665, resulting in net capital proceeds of $7,960. In May of 2004 the Corporation completed a secondary offering resulting in 4,074,961 additional common shares being issued and the retirement of all warrants issued to the original investors resulting in 1,050,270 shares being issued. This transaction yielded, net of fees, approximately $29,073 in additional capital.

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances from the Bank to the Corporation are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

(dollars in thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stockholders’ Equity and Dividend Payment Restrictions (continued)

At December 31, 2004, the Bank has no retained earnings available for the payment of dividends. No funds are available for loans or advances by the Bank to the Corporation.

In May 2004, the Corporation retired all warrants in conjunction with a secondary offering. Warrants holders were offered the right to exercise for cash or stock and as a result, 1,050,270 shares were issued and $752 in cash was paid.

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

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

(dollars in thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Compensation Plans (continued)

The Corporation has one stock-based compensation plan, which is described in footnote 16. The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2004	2003	2002
Net (loss) income as reported	$2,009	$965	$(3,446)
Deduct: Total stock based employees compensation expense determined under fair value based method for all awards, net of related tax effects	(125)	(292)	(173)

Pro forma	$1,884	$673	$(3,619)

Earnings per share:
Basic - as reported	$0.29	$0.27	$(1.00)

Basic - pro forma	$0.27	$0.19	$(1.05)

Diluted - as reported	$0.27	$0.23	$(1.00)

Diluted - pro forma	$0.26	$0.16	$(1.05)

The weighted average assumptions for options granted during the year and the resulting estimated weighted average fair values per share used in our option pricing model are as follows:

	2004	2003	2002
Assumptions: Risk free interest rate	4.26%	4.28%	3.88%
Expected dividend yield	—	—	—
Expected life of options(in years)	10	10	10
Expected volatility	17.3	20.8	20.8
Estimated fair value per share	$2.51	$1.93	$0.57

Statements of Cash Flows

The Corporation considers all cash and amounts due from depository institutions, excluding Federal funds sold and resell agreements, to be cash equivalents for purposes of the statements of cash flows.

Cash paid for interest was $7,182, $7,317, and $8,315 and cash paid for income taxes was $42, $-0-, and $50 for the years ended December 31, 2004, 2003 and 2002, respectively.

MILLENIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

(dollars in thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Rate Lock Commitments

The Corporation enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. To minimize interest rate risk, it is the policy of the Corporation to sell all fixed rate mortgage loans to the secondary market within 60 days of origination. At December 31, 2004, the effect on the Corporation’s financial position was not material.

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

Recent Accounting Pronouncements

In 2004, the FASB issued SFAS No. 123(Revised), “Share-Based Payment” (“SFAS No. 123R”). The provisions of SFAS No. 123R require all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after December 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants, the fair value of the options granted at a future date, as well as the vesting period provided, and so cannot currently be predicted.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

(dollars in thousands, except per share data)

2. RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain a certain amount of cash on hand or with the Federal Reserve Bank. At December 31, 2004 and 2003 the required reserve balances amounted to $656 and $635, respectively.

3. INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair market value of securities available for sale as shown in the balance sheets of the Bank are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
December 31, 2004
U.S. Government and Agency Securities	$62,636	$—	$(946)	$61,690
Mortgage Backed Securities	21,866	16	(101)	21,781
Equity securities	2,748	—	—	2,748

	$87,250	$16	$(1,047)	$86,219

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
December 31, 2003:
U.S. Government and Agency Securities	$87,741	$142	$(1,232)	$86,651
Equity securities	2,708	—	—	2,708

	$90,449	$142	$(1,232)	$89,359

The scheduled maturities of securities available for sale at December 31, 2004 were as follows:

	Amortized Cost	Fair Market Value
After one year through five years	$26,297	$26,071
After five years through ten years	43,616	42,851
After ten years	17,337	17,297

	$87,250	$86,219

Investment securities with a carrying amount of $58,133 and $42,129 at December 31, 2004 and 2003 respectively, were pledged as collateral on Federal Home Loan Bank and Community Bankers Bank advances and Federal Reserve Bank and for other purposes as required or permitted by law.

At December 31, 2004, and 2003 the carrying amount of securities pledged to secure repurchase agreements was $7,000 and $3,296, respectively. During 2004, 2003 and 2002, proceeds from the sale of investment securities totaled $48,236, $50,141 and $11,753 with gross realized gains of $160, $507, and $131, and gross realized losses of $156, $55 and $90.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

(dollars in thousands, except per share data)

3. INVESTMENT SECURITIES AVAILABLE FOR SALE (continued)

Securities with unrealized losses at year-end 2004 and 2003, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

December 31, 2004

	Less than 12 months		12 months or more		Total Fair Value	Unrealized Loss
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government Agencies	$31,708	$(232)	$22,982	$(714)	$54,690	$(946)
Mortgage Backed	5,429	(40)	3,042	(61)	8,471	(101)

	$37,137	$(272)	$26,024	$(775)	$63,161	$(1,047)

December 31, 2003

	Less than 12 months		12 months or more		Total Fair Value	Unrealized Loss
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government Agencies	$37,698	$(998)	$—	$—	$37,698	$(998)
Mortgage Backed	11,157	(176)	6,673	(58)	17,830	(234)

	$48,855	$(1,174)	$6,673	$(58)	$55,528	$(1,232)

Unrealized losses on bonds have not been recognized into income because the bonds are of high credit quality (rated AA or higher), management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach their maturity date or reset date.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

(dollars in thousands, except per share data)

4. LOANS RECEIVABLE

Loans receivable include the following at December 31:

	2004	2003
Loans held for sale	$29,337	$9,069
Loans receivable, net	246,919	205,913

	$276,256	$214,982

Real estate loans
Mortgage	$75,547	$77,330
Commercial	120,021	93,819
Construction	35,570	17,318

Total real estate loans	231,138	188,467
Commercial	14,688	15,466
Consumer	4,152	5,055
Overdrafts	13	21

Subtotal	249,991	209,009

Loans held for sale	29,337	9,069
Allowance for loan losses	(2,925)	(3,057)
Deferred loan costs (fees)	(147)	(39)

Total Loans	$276,256	$214,982

An analysis of the allowance for loan losses is as follows at December 31:

	2004	2003	2002
Balance beginning of period	$3,057	$3,499	$1,391
Provision for loan losses	271	687	3,253
Loans charged to reserve	(521)	(1,141)	(1,188)
Recoveries credited to reserve	118	12	43

Totals	$2,925	$3,057	$3,499

The Bank had non-accrual loans of $822 and $146 at December 31, 2004 and 2003, respectively. The Bank had $339 and $162 of loans past due 90 days or more still accruing at December 31, 2004 and 2003, respectively.

There were no mortgage loans pledged as collateral for Federal Home Loan Bank advances at December 31, 2004

Information regarding impaired loans is as follows:

	December 31,
	2004	2003	2002
Loans with no allocated allowance for loan losses	$—	$—	$—
Loans with allocated allowance for loan losses	175	—	—

Total	$175	$—	$—

Amount of the allowance for loan losses allocated	$44	$—	$—
Average investment in impaired loans	$49	$—	$—
Interest income recognized during impairment	$—	$—	$—
Interest income recognized on a cash basis on impaired loans	$—	$—	$—

No additional funds are committed to be advanced in connection with the impaired loans above.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

(dollars in thousands, except per share data)

5. PREMISES AND EQUIPMENT

Premises and equipment include the following at December 31:

	2004	2003
Furniture and equipment	$4,956	$4,358
Leasehold improvements	1,126	761

Total cost	6,082	5,119

Less accumulated depreciation and amortization	(3,615)	(2,864)

Premises and equipment, net	$2,467	$2,255

Depreciation of premises and equipment charged to expense amounted to $919, $1,077, and $864 in 2004, 2003, and 2002, respectively.

6. DEPOSITS

Time deposits in denominations of $100,000 or more totaled $75,878 in 2004 and $67,924 in 2003. Time deposits mature as follows at December 31:

2004
2005	37,839
2006	36,460
2007	24,975
2008	10,655
2009 and thereafter	21,026

Total	$130,955

7. BORROWINGS

The Corporation had borrowings outstanding as follows:

December 31, 2004:	Interest Rate	Maturity	Amount
Federal funds purchased	2.40%	Demand	$7,066

Federal Home Loan Bank
Advances	2.44%	May 2, 2005	$500
Advances	2.50%	July 25, 2005	5,000
Advances	2.28%	February 13, 2006	5,000
Advances	2.33%	June 11, 2007	5,000
Advances	3.44%	October 9, 2007	1,000
Advances	2.01%	February 13, 2008	5,000
Advances	3.14%	June 11, 2009	5,000

			$26,500

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

(dollars in thousands, except per share data)

7. BORROWINGS (continued)

December 31, 2003:	Interest Rate	Maturity	Amount
Federal funds purchased and repurchase agreements
Federal funds purchased	1.33%	Demand	$5,517
Repurchase agreements	0.25%	Demand	112

			$5,629

Federal Home Loan Bank
Advances	6.48%	May 28, 2004	$400
Advances	1.46%	February 13, 2006	5,000
Advances	2.01%	February 13, 2008	5,000

			$10,400

At December 31, 2004 the Corporation has the following lines of credit:

	Total Line Of Credit	Amount Available
Federal Home Loan Bank, secured	$76,613	$50,113
Community Bankers Bank
Secured	8,700	4,934
Unsecured	12,000	8,700

	$97,313	$63,747

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

Quarter Average balances, rates and maximum balances for FHLB borrowings in 2004 and 2003 are indicated below.

2004	Quarter Average Balance	Average Rate	Quarter Maximum Balance
December 31,	$31,500	2.41%	$37,500
September 30,	38,576	2.10%	45,000
June 30,	12,943	2.01%	25,000
March 31,	10,400	1.92%	10,400

2003	Quarter Average Balance	Average Rate	Quarter Maximum Balance
December 31,	$10,400	1.96%	$10,400
September 30,	18,172	1.63%	36,500
June 30,	15,719	1.78%	33,400
March 31,	15,228	1.83%	23,400

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

(dollars in thousands, except per share data)

8. SUBORDINATED DEBENTURES

On June 27, 2002, Millennium Capital Trust I, Inc., a subsidiary of the Corporation, was formed for the purpose of issuing redeemable trust preferred securities and purchasing the Corporation’s junior subordinated debentures, which are its sole assets. The Corporation owns all of the Trust’s outstanding common securities. On July 11, 2002, $8,000 of the trust preferred securities were issued in a pooled underwriting totaling approximately $450,000. The securities have a LIBOR-indexed floating rate of interest, which is set and payable on a quarterly basis. During 2004, the interest rates ranged from 4.79 percent to 5.72 percent. During 2003, the interest rates ranged from 4.76 percent to 5.03 percent. The securities have a maturity date of July 2032. The Corporation has the option of redeeming the securities beginning July 2007.

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

In accordance with FASB Interpretation No. 46, the Trust is not consolidated with the Company. Accordingly, the Company does not report the securities issued by the Trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the Trust, as they are no longer eliminated in consolidation.

9. INCOME TAXES

The provision for federal income taxes consists of the following:

	2004	2003	2002
Current (benefit) provision	$307	$(25)	$(470)
Deferred (benefit) provision	723	522	(1,303)

Total provision for income taxes	$1,030	$497	$(1,773)

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items, such as, allowance for loan losses and loan fees, are recognized in different periods for financial reporting and tax return purposes. A valuation allowance has not been established for deferred tax assets. Realization of the deferred tax assets is dependent on generating sufficient taxable income. Although realization is not assured management believes it is more likely than not that all of the deferred tax asset will be realized. Deferred tax assets are recorded in other assets.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

(dollars in thousands, except per share data)

9 INCOME TAXES(continued)

Net deferred tax assets are comprised of the following at December 31:

Deferred Source	2004	2003
Net operating loss carry forward	$—	$522
Start-up costs	—	8
Loan loss reserve	734	764
Unearned loan fees	(50)	(13)
Depreciation	(119)	(197)
Other	(204)	—

Subtotal	361	1,084
Unrealized gain or loss included in other comprehensive income	350	371

Gross deferred tax assets	$711	$1,455

Our tax rate is the statutory tax rate of 34%.

10 REGULATORY MATTERS

The Corporation (on a consolidated basis) and the Bank’s primary supervisory agents are the Federal Reserve and Office of the Comptroller of the Currency (OCC). The supervisory agents have mandated certain minimum capital standards for the industry. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) outlines various levels of capital adequacy for the industry.

Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that if undertaken, could have a direct material effect on the Corporation and the Bank’s financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation and the Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations) and of Tier I capital to adjusted total assets (as defined). Management believes as of December 31, 2004 and 2003, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the regulators categorized the Corporation and the Bank as well capitalized under the regulatory framework for prompt correction action. To be categorized as well capitalized the Corporation and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

(dollars in thousands, except per share data)

10. REGULATORY MATTERS (continued)

The Corporation’s actual capital amounts and ratios are as follows:

	Actual Amount	Ratio	Minimum Capital Requirement		Minimum To be Well Capitalized
			Amount	Ratio	Amount	Ratio
As of December 31, 2004
Total Risk-based Capital (to risk-weighted assets)
Consolidated	$58,716	23.10%	$17,097	8.00%	$21,371	10.00%
Bank	33,053	13.04	17,065	8.00	21,331	10.00
Tier I Capital (to risk-weighted assets)
Consolidated	55,791	21.95	8,549	4.00	12,823	6.00
Bank	30,266	11.94	12,489	4.00	18,733	6.00
Tier I Capital (to average assets)
Consolidated	55,791	15.57	12,510	4.00	15,638	5.00
Bank	30,266	8.91	12,489	4.00	15,611	5.00

As of December 31, 2003
Total Risk-based Capital (to risk-weighted assets)
Consolidated	$27,313	12.78%	$17,097	8.00%	$21,371	10.00%
Bank	25,763	12.10	17,065	8.00	21,331	10.00
Tier I Capital (to risk-weighted assets)
Consolidated	20,796	9.73	8,549	4.00	12,823	6.00
Bank	23,097	10.85	12,489	4.00	18,733	6.00
Tier I Capital (to average assets)
Consolidated	20,796	6.65	12,510	4.00	15,638	5.00
Bank	23,097	7.40	12,489	4.00	15,611	5.00

In November 2002, the OCC issued to the Bank and its Directors, a “Memorandum of Understanding (MOU)”. As a result of the OCC’s March 2004 examination findings (most recent examination), the Bank was notified that it has complied with the MOU and therefore the MOU was lifted.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

(dollars in thousands, except per share data)

11. OPERATING LEASES

The Bank leases its corporate headquarters and most of its branch facilities under non-cancelable lease agreements. Most of these leases provide for the payment of property taxes and other costs by the Bank and include one or more renewal options ranging up to ten years.

The following are the future minimum lease payments at December 31, 2004:

Years ending December 31,
2005	$604
2006	521
2007	464
2008	466
2009	398
2010 and thereafter	469

Total	$2,922

Rent expense amounted to $697, $597, and $597 for the years ended December 31, 2004, 2003 and 2002, respectively.

12. PROFIT SHARING PLAN

The Corporation maintains a 401(k) profit sharing plan, which has also been adopted by Millennium Bank, N.A., Millennium Capital, Inc., and Millennium Brokerage Services, Inc. The Plan covers substantially all full time employees. The Plan allows the Corporation, and its affiliates, to make contributions to the plan at the discretion of management. The Corporation and affiliates made no contributions to the 401(k) plan for the years ended December 31, 2004, 2003, and 2002.

13. OTHER INCOME AND OTHER OPERATING EXPENSE

	2004	2003	2002
Other income consists of the following:
Commissions and fees	$208	$132	$60
Other income	200	159	116

Total other income	$408	$291	$176

	2004	2003	2002
Other operating expenses consist of the following:
Dues and fees	$163	$417	$463
Franchise taxes and miscellaneous taxes	183	229	85
Insurance expense	84	240	163
Meetings and seminar expense	82	170	170
Miscellaneous operating expenses	590	122	164
Office expenses	554	487	544
Lawsuit settlements and operating losses	81	328	177
Outside services	191	439	817
Professional fees	1,043	862	1,170
Other loan expense	413	200	104
Organizational expense	—	—	148

Total Other Operating Expenses	$3,384	$3,494	$4,005

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

(dollars in thousands, except per share data)

14. RELATED PARTY TRANSACTIONS

Through the normal course of business, the Corporation receives general legal services from law firms under the control of certain Directors. Legal fees paid to these law firms were $74, $38, and $44 for the years ended December 31, 2004, 2003, and 2002, respectively.

In 2003 and 2004, the Corporation leased space in Herndon, Virginia from a related party in the amount of $107 and $121, respectively and space in Reston, Virginia in the amount of $208 and $222, respectively.

The Bank has entered into loan transactions with certain directors, executive officers, and their affiliates. The aggregate amount of loans to such related parties at December 31, 2004 and 2003 was $6,911 and $7,507, respectively. During 2004, new loans made to such related parties amounted to $529 and payments amounted to $3,195. During 2003, new loans made to such related parties amounted to $1,705 and payments amounted to $3,580.

The Bank has also entered into deposit transactions with certain directors, executive officers, and their affiliates. Total deposits at December 31, 2004 and 2003 were $3,587 and $3,728, respectively.

In 2003, one of the executive officers elected to accept stock options for 31,688 shares valued at approximately $78 in lieu of cash compensation due for 2003.

15. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT

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

At December 31, the following financial instruments, the majority of which are at variable rates, were outstanding whose contract amounts represent credit risk:

	2004	2003
Commitments to grant loans, commercial pipeline and unfunded commitments under lines of credit	$74,481	$37,910
Commercial and standby letters of credit	1,095	1,814

	$75,576	$39,724

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

(dollars in thousands, except for per share data)

15. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT (continued)

Credit Related Financial Instruments (continued)

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

Legal

Various legal claims also arise from time to time in the normal course of business, which, in the opinion of management, will have no material effect on the Corporation’s consolidated financial statements.

Recourse on Loans

The Corporation has sold loans during the year with limited recourse that is applicable only for the first 120 days. Management estimates no material expenses due to these provisions

16. STOCK OPTION PLAN

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

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

(dollars in thousands, except per share data)

16. STOCK OPTION PLAN (continued)

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	626,398	$5.71	797,082	$5.33	767,632	$5.00
Granted	131,841	6.63	144,688	6.63	150,950	6.83
Exercised	(12,320)	5.00	(111,040)	5.00	—	—
Cancelled/Expired/Restored	27,030	5.24	(204,332)	5.24	(121,500)	5.13

Outstanding, end of year	772,949	5.87	626,398	5.71	797,082	5.33

Options exercisable at end of year	484,030	$5.81	270,613	$5.75	321,846	$5.00
Weighted average fair value of options granted during the year		$2.51		$1.93		$.57

Information pertaining to options outstanding at December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.00	459,832	7.3 years	$5.00	323,639	$5.00
$6.20 - $8.42	313,117	9.4 years	$6.99	160,391	$7.25

The vesting period of the remaining options is as follows:

Vested and exercisable	484,030
February 1, 2005	107,813
February 1, 2006	86,080
February 1, 2007	24,740
February 1, 2008	36,953
February 1, 2009	33,333

772,949

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

(dollars in thousands, except per share data)

17. EARNINGS PER SHARE

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.

	For the Years Ended December 31,
	2004		2003		2002
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Weighted average shares Outstanding, and basic Earnings (loss) per share	7,037,771	$0.29	3,551,251	$0.27	3,456,674	$(1.00)

Effect of dilutive securities
Stock options	318,476		143,248		—
Warrants	—		504,162			—

Weighted average shares Adjusted for dilution and Diluted earnings (loss) per share	7,356,247	$0.27	4,198,661	$0.23	3,456,674	$(1.00)

18. OTHER COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2004	2003	2002
Change in unrealized holding gains (losses) on Available-for-sale securities	$63	$(1,221)	$654
Reclassification adjustment for losses (gains) realized in income	(4)	(452)	(41)

Net unrealized gains (losses)	59	(1,673)	613
Tax effect	(20)	569	(208)

Other comprehensive income	$39	$(1,104)	$405

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

(dollars in thousands, except per share data)

19. PARENT COMPANY ACTIVITY

The balance sheets and statements of income for the Corporation only, are as follows at December 31:

BALANCE SHEETS

	2004	2003
Assets:
Interest bearing deposits in banks	$5,008	$848
Investment in subsidiaries	29,679	22,798
Investment	1,999	—
Loans (net)	18,118	—
Other assets	423	370

Total Assets	$55,227	$24,016

Liabilities:
Subordinated debentures	8,000	8,000
Other liabilities	116	98

Total Liabilities	8,116	8,098

Stockholders’ equity:
Common stock	43,902	18,214
Paid-in capital	4,056	599
Accumulated other comprehensive income (loss)	(680)	(719)
Retained earnings (deficit)	(167)	(2,176)

Total Stockholders’ Equity	47,111	15,918

Total Liabilities and Stockholders’ Equity	$55,227	$24,016

STATEMENTS OF INCOME

	2004	2003	2002
Equity in earnings of Bank	$2,168	$1,365	$(3,268)
Equity in earnings of Brokerage Services	8	(5)	24
Equity in earnings of E-Banking	(149)	(9)	—
Equity in earnings of Financial Inc.	3	(3)	3
Other income (expenses)	(287)	49	16
Interest income, (expense) net	266	(432)	(221)

Net income (loss)	$2,009	$965	$(3,446)

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

(dollars in thousands, except per share data)

20. PARENT COMPANY ACTIVITY (continued)

STATEMENTS OF CASH FLOWS

	2004	2003	2002
Cash Flows from Operating Activities
Net (loss) income	$2,009	$965	$(3,446)
Equity in undistributed net income (loss) of subsidiaries	(2,030)	(1,348)	3,241
Subtotal	(21)	(383)	(205)

Increase in other assets	(53)	(150)	(92)
Increase (decrease) in other liabilities	18	93	(101)

Net Cash Provided (Used) by Operating Activities	(56)	(440)	(398)

Cash Flows from Investing Activities
Increase in Investments	(6,000)	—	—
Sales of Investments	4,001	—	—
Increase in loans	(18,118)	—	—
Increase in investment in subsidiaries	(4,812)	—	(13,000)

Net Cash Provided (Used) by Investing Activities	(24,929)	—	(13,000)
Cash Flows from Financing Activities
Proceeds from short term borrowings	—	—	(950)
Proceeds from subordinated debentures	—	—	8,000
Net proceeds from issuance of common stock	24,646	555	7,960
Net proceeds from redemption of warrants	4,499	—	—
Proceeds used to reacquire common stock	—	—	(942)

Net Cash Provided by Financing Activities	29,145	555	14,068

Net Increase (Decrease) in Cash and Due from Banks	4,160	115	670
Cash and Due from Banks, beginning of year	848	733	63

Cash and Due from Banks, end of year	$5,008	$848	$733

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

(dollars in thousands, except per share data)

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

Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, these fair value estimates are not necessarily indicative of the amounts that the Corporation would realize in a market transaction. Because of the wide range of valuation techniques and the numerous estimates, which must be made, it may be difficult to make reasonable comparisons of the Corporation’s fair value information to that of other financial institutions. SFAS 107 excludes certain financial instruments from its disclosure requirement. Because of this and the many uncertainties discussed above, the aggregate fair value amount should in no way be construed as representative of the underlying value of the Corporation. The estimated fair values of the Corporation’s financial instruments at December 31, 2004 and 2003 are as follows:

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$2,974	$2,974	$2,305	$2,305
Federal funds sold	55	55	61	61
Investment securities available for sale	86,219	86,219	89,359	89,359
Loans held for sale	29,337	30,025	9,069	9,132
Loans receivable, net	246,919	254,579	205,913	206,570
Accrued interest receivable	1,583	1,583	1,475	1,475

Financial liabilities:
Deposits	280,833	283,642	272,113	273,460
Federal funds purchased	7,066	7,066	5,629	5,629
Short term borrowings	5,500	5,500	400	400
Long term borrowings	21,000	21,000	18,000	18,000
Subordinated debentures Accrued interest payable	581	581	540	540

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

(dollars in thousands, except per share data)

21. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following methods and assumptions were used to estimate the fair value amounts at December 31, 2004 and 2003:

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

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

(dollars in thousands, except per share data)

22. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended December 31, 2004	Quarter Ended September 30, 2004	Quarter Ended June 30, 2004	Quarter Ended March 31, 2004
Interest income	$4,965	$4,867	$4,398	$4,142
Net interest income	3,026	2,995	2,727	2,469
Provision for loan losses	—	(163)	(108)	(0)
Income before income taxes	1,167	984	569	319
Income taxes	(383)	(349)	(190)	(108)

Net income	$784	$635	$379	$211

Earnings per share:
Basic	.09	.07	.05	.06
Diluted	.08	.07	.05	.06

	Quarter Ended December 31, 2003	Quarter Ended September 30, 2003	Quarter Ended June 30, 2003	Quarter Ended March 31, 2003
Interest income	$4,059	$4,169	$4,343	$4,294
Net interest income	2,354	2,459	2,450	2,368
Provision for loan losses	(87)	(300)	(150)	(150)
Loss before income taxes	265	278	306	613
Income taxes	(90)	(95)	(104)	(208)

Net income	$175	$183	$202	$405

Earning per share
Basic	.05	.05	.06	.11
Diluted	.04	.04	.05	.10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

(dollars in thousands, except per share data)

23. SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking and mortgage banking operations. Loans, investments and deposits provide the revenues in the banking operation, and loan sales provide the revenue in mortgage banking. All operations are domestic

The accounting policies used are the same as those described in the summary of significant accounting policies except that loan fees are not deferred at the segment level. Segment performance is evaluated using net income. There is no goodwill. Income taxes are allocated separately and indirect expenses are allocated against revenue. Transactions among segments are made at fair value. Information reported internally for performance assessment follows.

2004

	Banking	Mortgage Banking	Consolidated Total
Net Interest Income	$10,837	$380	$11,217

Other revenue	656	(95)	561

Noncash items:
Depreciation	756	163	919
Provision for loan loss	271	—	271
Net gain on sale of loans	992	6,415	7,407
Income tax expense	1,548	(518)	1,030
Segment profit (loss)	3,016	(1,007)	2,009
Segment Assets	$342,106	$29,752	$371,858
2003
	Banking	Mortgage Banking	Consolidated Total
Net Interest Income	$8,898	$733	$9,631

Other revenue	879	36	915

Noncash items:
Depreciation	1,077	—	1,077
Provision for loan loss	687	—	687
Net gain on sale of loans	575	3,018	3,593
Income tax expense	750	(253)	497

Segment profit	1,457	(492)	965
Segment Assets	$304,177	$9,219	$313,396

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

Signature	Title	Date
/s/ Carroll C. Markley Carroll C. Markley	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	April 14, 2005

/s/ Janet A. Valentine Janet A. Valentine	Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2005

/s/ Michael Colen Michael Colen	Director	April 14, 2005

/s/ L. James D’Agostino L. James D’Agostino	Director	April 14, 2005

/s/ Susan B. Gregg Susan B. Gregg	Director	April 14, 2005

/s/ William P. Haggerty William P. Haggerty	Director	April 14, 2005

/s/ Stewart R. Little Stewart R. Little	Director	April 14, 2005

/s/ David B. Morey David B. Morey	Director	April 14, 2005

Signature	Title	Date
/s/ Robert T. Smoot Robert T. Smoot	Director	April 14, 2005

/s/ Douglas K. Turner Douglas K. Turner	Director	April 14, 2005

Exhibit Index

3.1	Articles of Incorporation (restated in electronic format), attached as Exhibit 3.1 to the Registration Statement on Form SB-2, as amended, Registration No. 333-72500, filed with the Commission on October 30, 2002 (the “Form SB-2”), incorporated herein by reference.

3.2	Bylaws, attached as Exhibit 3.2 to the Form SB-2, incorporated herein by reference.

4.1	Form of Common Stock Certificate, attached as Exhibit 4.1 to the Form SB-2, incorporated herein by reference.

10.1	Executive Employment Agreement of Carroll C. Markley effective as of January 1, 2005.

10.2	Form of Employee Stock Option of Millennium Bankshares Corporation, attached as Exhibit 10.2 to the Form SB-2, incorporated herein by reference.

10.3	Millennium Bankshares Corporation Incentive Stock Option Plan, attached as Exhibit 4.3 to the Registration Statement on Form S-8, Registration No. 333-101076, filed with the Commission on November 7, 2002, incorporated herein by reference.

10.4	Executive Employment Agreement of Janet A. Valentine effective as of January 1, 2004.

10.5	Executive Employment Agreement of Anita L. Shull effective as of May 27, 2004.

10.6	Commercial Lease Agreement between 1051 Elden Street, L.L.C., the lessor, and Millennium Bank, N.A., the lessee, dated April 1, 2003, attached as Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the period ended June 30, 2003, incorporated herein by reference.

10.7	Commercial Lease Agreement between Corinth Investments, LLC, the lessor, and Millennium Bank, N.A., the lessee, dated January 22, 2004, attached as Exhibit 10.2 to the Quarterly Report on Form 10-QSB for the period ended March 31, 2004, incorporated herein by reference.

21	List of Subsidiaries, attached as Exhibit 21 to the Annual Report on Form 10-KSB for the year ended December 31, 2002, incorporated herein by reference.

23	Consent of Crowe Chizek and Company LLC.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.