Form 10-Q
period 2005-03-31
MILLENNIUM BANKSHARES CORP
filed 2005-05-17
CIK 1158678

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:  0-49611

MILLENNIUM BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1920520 (I.R.S. Employer Identification No.)

1601 Washington Plaza

        Reston, Virginia                                  20190

 (Address of principal executive offices)                        (Zip Code)

(703) 464-0100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes       X         No  _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes                 No    X

Indicate the number of shares outstanding of each of the issuer’ classes of common equity, as of the latest practicable date:

8,785,959 shares of common stock, par value $5.00 per share,

outstanding as of April 15, 2005

MILLENNIUM BANKSHARES CORPORATION

INDEX

Part I.    Financial Information

Page No.

Item 1.

Financial Statements

Consolidated Balance Sheets

      3

Consolidated Statements of Income

      4

Consolidated Statements of Changes in Shareholders’ Equity

      5

Consolidated Statements of Cash Flows

      6

Notes to Consolidated Financial Statements

      7

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

     12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     24

Item 4.

Controls and Procedures

     26

Part II.     Other Information

Item 1.

Legal Proceedings

     27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     27

Item 3.  Defaults upon Senior Securities

     27

Item 4.

Submission of Matters to a Vote of Security Holders

     27

Item 5.  Other Information

     27

Item 6.  Exhibits

     27

Signatures

     28

 PART I.  FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

MILLENNIUM BANKSHARES CORPORATION

Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	(Unaudited)
	March 31,	December 31,
	2005	2004
Assets:
Cash and due from banks	$ 6,041	$ 2,974
Federal funds sold	4,951	55
Investment securities available for sale	118,280	86,219
Loans held for sale	41,916	29,337
Loans, receivable, (net of allowance for loan losses of $3,004 at March 31, 2005 and $2,925 at December 31, 2004)	246,624	246,919
Bank premises and equipment, net	2,360	2,467
Accrued interest receivable	1,888	1,583
Other assets	3,436	2,304

Total assets	$ 425,496	$ 371,858

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Demand	$ 29,430	$ 22,924
NOW accounts	30,359	9,348
Savings and money market	128,948	117,606
Time	130,071	130,955
Total deposits	318,808	280,833

Federal funds purchased/repurchase agreements	11,781	7,066
Advances from FHLB	36,500	26,500
Subordinated debentures	8,000	8,000
Accrued interest payable	660	581
Other liabilities	2,919	1,767
Total liabilities	378,668	324,747

Shareholders’ Equity:
Common stock, par value $5.00 per
share, authorized 10,000,000 shares;
Issued and outstanding at December 31, 2004 – 8,780,369
Issued and outstanding at March 31, 2005 – 8,785,959	43,928	43,902
Capital surplus	4,058	4,056
Retained earnings (deficit)	518	(167)
Accumulated other comprehensive income	(1,676)	(680)
Total shareholders’ equity	46,828	47,111

Total liabilities and shareholders’ equity	$ 425,496	$ 371,858

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

	Unaudited
	For the Three Months
	Ended March 31,
	2005	2004
Interest Income
Interest and fees on loans	$ 4,010	$ 3,335
Interest on securities available for sale:
Taxable	1,447	770
Non-taxable	3	-
Dividends	31	27
Interest on federal funds sold and other	16	10
Total interest income	5,507	4,142
Interest Expense
Interest on deposits	1,984	1,503
Interest on other borrowings	406	170
Total interest expense	2,390	1,673
Net interest income	3,117	2,469

Provision for loan losses	97	-
Net interest income after provision
for loan losses	3,020	2,469
Other Income
Service charges on deposit accounts	68	55
Gains/Fees on loans held for sale	2,448	528
Gain on sale of securities	-	10
Other operating income	119	84
Total other income	2,635	677
Other Expense
Salaries and employee benefits	2,767	1,585
Occupancy and equipment expense	708	569
Marketing, promotion & advertising expense	46	26
Other operating expenses	1,094	647
Total other expense	4,615	2,827

Income before income taxes	1,040	319
Income tax expense	355	108
Net income	$ 685	$ 211

Comprehensive Income (loss)	(311)	782
Earnings per weighted average share
Net income per share, basic	$ 0.08	$ 0.06
Net income per share, diluted	$ 0.08	$ 0.05

Weighted average shares outstanding
Basic	8,783,697	3,642,978
Diluted	8,880,677	4,390,078

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months ended March 31, 2005

(In Thousands Except Per Share Data)

(Unaudited)

				Accumulated
			Retained	Other
	Common	Capital	Earnings/	Comprehensive
	Stock	Surplus	Deficit	Income (Loss)	Total

Balances December 31, 2004	$ 43,902	$ 4,056	$ (167)	$ (680)	$ 47,111

Options exercised	26	2			28
Net income			685		685
Changes in net unrealized gain (loss)
on securities available for sale,
net of tax effect				(996)	(996)
Total comprehensive income					(311)

Balances – March 31, 2005	$ 43,928	$ 4,058	$ 518	$ (1,676)	$ 46,828

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

	Unaudited
	For the Three Months
	Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 685	$ 211
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	97	-
Depreciation and amortization	232	254
Discount accretion and premium amortization on securities, net	203	82
Realized gain on sale of securities available for sale	-	(10)
Loss on disposal of assets	-	61
Decrease (increase) in loans held for sale, net	(12,579)	(16,547)
(Increase) decrease in other assets	(3,150)	(54)
Increase (decrease) in other liabilities	1,232	211
Net cash used in operating activities	(13,280)	(15,792)
CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in federal funds sold	(4,896)	(4,373)
Decrease (increase) in loans receivable, net	198	(3,776)
Purchase of securities available for sale	(33,140)	(4,048)
Sales of securities available for sale	-	26,721
Paydown of securities available for sale	1,591	1,641
Purchase of bank premises and equipment	(124)	(20)
Proceeds from disposal of property	0	-
Net cash provided by (used in) investing activities	(36,371)	16,145
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	28	13
Net increase in deposits	37,975	7,833
Proceeds from FHLB borrowings	10,000	-
Increase (decrease) in funds purchased and securities sold under agreements to repurchase	4,715	(5,586)
Net cash provided by financing activities	52,718	2,260
Increase (decrease) in cash and cash equivalents	3,067	2,613
CASH AND CASH EQUIVALENTS
Beginning	2,974	2,305
Ending	$ 6,041	$ 4,918

SUPPLEMENTAL DISCLOSURES:
NON-CASH INVESTING AND FINANCING ACTIVITIES-
Loans transferred from held for sale to held to maturity	$ -	$ 881
CASH PAID FOR INTEREST	$ 2,085	$ 1,532

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2005 and 2004 (Unaudited)

Note 1.

General

Millennium Bankshares Corporation (the “Company”, “we” or “our”) is a financial holding company headquartered in Reston, Virginia.  We were incorporated in 1998 and began operations in April 1999.  We provide services through our principal operating subsidiary, Millennium Bank, N. A. (the “Bank”).  We presently operate seven banking offices in Reston, Great Falls, Herndon, Warrenton, Colonial Heights, and Richmond, Virginia.  We are a community bank providing, through our branches and over the Internet, a broad range of commercial and retail banking services designed to meet the needs of businesses and consumers in the communities we serve.  We emphasize local decision-making within our organization and provide personal service to our customers.  By combining the technological support, products and services that our customers demand with direct access to senior management and responsive customer service, we work to foster a business and consumer banking environment that allows us to effectively compete in our particular market with other financial institutions of all sizes.

The accompanying consolidated financial statements have been prepared in accordance with the requirements of the rules and regulations of the Securities and Exchange Commission.  As a result, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, however, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2005 and the results of operations for the three-month periods ended March 31, 2005 and 2004.

These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.  The results of operations for the three-month month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

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

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2005	2004
Net income as reported	$685	$211
Deduct: Total stock based employees’
compensation expense determined
under fair value based method for all
awards, net of related tax effects	(12)	(11)
Pro forma	$673	$200

Earnings per share:
Basic – as reported	$0.08	$0.06
Basic – pro forma	$0.08	$0.05
Diluted – as reported	$0.08	$0.05
Diluted – pro forma	$0.08	$0.05

Note 3.

Securities

Securities available for sale at March 31, 2005 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities
and obligations of U.S.
Government corporations
and agencies	$73,271	-	$(1,957)	$71,314
Mortgage backed securities	41,434	-	(584)	40,850
Municipal Securities	2,846	-	-	2,846
Other	3,270	-	-	3,270
	$120,821	-	$(2,541)	$118,280

Note 4.

Loans

The consolidated loan portfolio is composed of the following:

	March 31,	December 31,
	2005	2004
	(In Thousands)
Loans held for sale	$ 41,916	$ 29,337
Loan receivable, net	246,624	246,919
	$ 288,540	$ 276,256
Residential real estate loans	$86,213	$104,884
Commercial real estate loans	148,519	120,021
Construction loans	36,376	35,570
Total real estate loans	271,108	260,475
Commercial loans	17,480	14,688
Consumer loans	3,030	4,152
Overdrafts	68	13
Subtotal	291,686	279,328
Allowance for loan losses	(3,004)	(2,925)
Deferred loan costs	(142)	(147)
Loans, net	$288,540	$276,256

Note 5.

Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	March 31,	December 31,
	2005	2004
	(In Thousands)
Balance at January 1	$2,925	$3,057
Provision charged to operating expense	97	271
Recoveries added to the allowance	22	118
Loan losses charged to the allowance	(40)	(521)
Balance at the end of the period	$3,004	$2,925

Note 6.

Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share (“EPS”) and the effect on the weighted average number of shares of potential dilutive common stock for the three months ended March 31, 2005 and 2004:

	Three Months Ended		Three Months Ended
	March 31, 2005		March 31, 2004
	Weighted		Weighted
(Dollars in Thousands, Except Per	Average	Per Share	Average	Per Share
Share Data)	Shares	Amount	Shares	Amount

Basic EPS	8,784	$0.08	3,643	$0.06

Effect of dilutive
securities:
warrants	-		584
stock options	97		163
Diluted EPS	8,881	$0.08	4,390	$0.05

Note 7.    Segment information

The reportable segments are determined by the products and services offered, primarily distinguished between banking and mortgage banking operations.  Loans, investments and deposits provide the revenues in the banking operation, and loan sales provide the revenue in mortgage banking.  All operations are domestic.

The accounting policies used is the same as those described in the summary of significant accounting policies except that loan fees are not deferred at the segment level.  Segment performance is evaluated using net income.  There is no goodwill.  Income taxes are allocated separately and indirect expenses are allocated against revenue.  Transactions among segments are made at fair value.  Information reported internally for performance assessment follows:

For the three months ended March 31, 2005	Banking	Mortgage Banking	Consolidated Total
Net interest income	$2,861	$256	$3,117
Other revenue	114	73	187
Provision for loan losses	11	86	97
Net gain on sale of loans	1,096	1,352	2,448
Income tax expense
(benefit)	372	(17)	355
Segment profit (loss)	$734	$(49)	$685
Segment assets	$395,352	$30,144	$425,496

For the year ended December 31, 2004	Banking	Mortgage Banking	Consolidated Total
Net interest income	$10,837	$380	$11,217
Other revenue	751	(95)	656
Provision for loan losses	271	-	271
Net gain on sale of loans	992	6,415	7,407
Income tax expense
(benefit)	1,548	(518)	1,030
Segment profit (loss)	$3,016	$(1,007)	$2,009
Segment assets	$342,106	$29,752	$371,858

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company for the three months ended March 31, 2005 should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in this report.

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

Presented below is discussion of those accounting policies that management believes are the most important to the portrayal and understanding of the Company’s financial condition and results of operations.  These critical accounting policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain.  In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.  See also Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

Financial Summary

General

For the three months ended March 31, 2005, the Company reported net income of $685,000 or $0.08 per share and $0.08 per diluted share, compared to net income of $211,000, which was $0.06 per share and $0.05 per diluted share, for the same period in 2004. The increase in net income is primarily attributable to an increase in net interest income of $648,000 due to an increase in average interest earning assets.  Fees and gains on sale of mortgage loans increased $1.9 million offset by increased salaries and benefits paid to mortgage loan officers.  Non-interest income was $2.6 million for the first three months of 2005 as compared to $677,000 for the same period of 2004 due primarily to an increase in gains and fees on loans sold on the secondary market.  An increase in non-interest expense from $2.8 million for the first quarter of 2004 to $4.6 million for the same three month period in 2005 resulted primarily from increased commissions on the sale of loans held for sale and improved staffing in all areas of the Company.  The annualized return on average assets and return on equity for the three month period ended March 31, 2005, were 0.70% and 5.62%, respectively, compared to 0.27% and 5.04%, respectively, for the comparable period in 2004.

Total assets increased to $425.5 million at March 31, 2005, compared to $371.9 million at December 31, 2004, representing an increase of $53.6 million or 14.4%.  Loans, net of allowance for loan losses at March 31, 2005, including loans held for sale, were $288.5 million, an increase of $12.3 million from the December 31, 2004 amount of $276.2 million.  This 4.4% increase was due to our efforts to increase lending by our mortgage subsidiary.  Loans held for sale increased to $41.9 million at March 31, 2005, from $29.3 million at December 31, 2004.  This increase is due to the restructuring of the Bank’s mortgage subsidiary in late 2003 and hiring more experienced loan officers. The investment portfolio increased $32.1 million to $118.3 million at March 31, 2005, compared to $86.2 million at December 31, 2004.  Total deposits increased $38.0 million to $318.8 million at March 31, 2005 from $280.8 million at December 31, 2004.  This deposit increase was primarily due to the introduction of two new products.

Shareholders’ equity was $46.8 million at March 31, 2005.  This amount represents a decrease of $0.3 million from the December 31, 2004 amount of $47.1 million.   Shareholders’ equity increased by earnings in the first three months of 2005 and by the exercise of options to acquire 5,590 shares of common stock, but was reduced by a decrease in other comprehensive income.  Other comprehensive income is the change in the market value of the investment portfolio due to changes in interest rates, net of taxes.   Book value per share was $5.33 at March 31, 2005 and $5.37 at December 31, 2004.

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

Net interest income amounted to $3.1 million for the first three months of 2005 compared to $2.5 million for the same period in 2004.  The increase is largely due to increased rates earned on loans and an increase in average loans outstanding.  Interest expense increased $717,000 on increasing rates paid as well as an increase in average balance of deposits.   Net interest margin increased by 11 basis points to 3.33% for the three-month period ended March 31, 2005 as compared to 3.22% in the same period in 2004.  The following tables set forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, shareholders’ equity and the related income, expense and corresponding weighted average yields and costs.

(Dollars in thousands)	Three Months Ended March 31, 2005
	Average Balances	Earnings/Expense	Yield/Rate
Assets:
Interest Earning Assets:
Loans, net of unearned discounts	$276,508	$4,010	5.88%
Securities	100,409	1,481	5.98%
Federal funds sold	3,117	16	2.08%
Total interest earning assets	380,034	$5,507	5.88%
Other assets	9,201
Total assets	$389,235
Interest-Bearing Liabilities:
Interest-bearing deposits	$272,480	$1,984	2.95%
Borrowed funds	43,678	406	3.77%
Total interest-bearing liabilities	316,158	$2,390	3.07%
Other Liabilities:
Demand deposits	22,481
Other liabilities	1,846
Total liabilities	340,485
Shareholders’ equity	48,750
Total liabilities and shareholders’ equity	$389,235
Net interest income		$3,117
Interest spread (1)			2.81%
Net interest yield on earning assets (net interest margin) (2)			3.33%

(1)

Interest spread is the average yield earned on earning assets less the average rate incurred on interest bearing liabilities.

(2)

Net interest margin is net interest income expressed as a percentage of average earning assets.

 Non-Interest Income

The Company’s non-interest income consists primarily of loan fees, net gains/fees on sale of loans and service charges on deposit accounts. For the first three months of 2005, non-interest income increased to $2.6 million compared to $677,000 for the comparable period in 2004.  Service charges on deposit accounts for the first three months of 2005 totaled $68,000, compared to $55,000 in the comparable period in 2004, an increase of $13,000.  This increase is attributable to service charges on accounts opened in 2005.  Gains/fees on loans sold increased to $2.4 million for the first three months of 2005 from $528,000 for the same period in 2004 due to increased activity in the mortgage subsidiary.

Non-Interest Expense

Total non-interest expense includes employee-related costs, occupancy and equipment expense and other overhead.  For the three months ended March 31, 2005, non-interest expenses were $4.6 million, compared to $2.8 million for the same period in 2004.  Salaries and benefits expense for the three months ended March 31, 2005 increased by $1.2 million compared to the same period in 2004 primarily as a result of additional mortgage lenders and support staff for that function as well as increased commissions on the higher volume of mortgage loans.  Net occupancy expenses were $708,000 as compared to $569,000 for the three-month periods ended March 31, 2005 and 2004, respectively.   This increase was primarily due to increased occupancy expenses related to additional staffing of the mortgage subsidiary and the new Warrenton branch that opened on August 9, 2004.   Other operating expenses (consisting of profession al fees and administrative expenses) increased by $447,000 for the three months of 2005 as compared to the same period of 2004.  Due to management’s decision to operate Millennium Capital as a separate segment of the bank, consultants were hired to implement new software and processes.

Allowance for Losses on Loans

The allowance for loan losses at March 31, 2005 was $3.0 million, compared to $2.9 million at December 31, 2004.  There was $97,000 in provision for loan losses for the three months of 2005 as compared to none  for the same period in 2004. The allowance for loan losses was 1.0% of total loans outstanding and loans held for sale at March 31, 2005.  Net charge-offs as a percentage of gross loans at March 31, 2005 were .01% for the first three months of 2005 as compared to .01% for the same period of 2004. There was $849,000 in loans on non-accrual status and no loans past due 90 days or more at March 31, 2005. Management believes the allowance for loan losses was adequate to cover probable incurred credit losses in the loan portfolio at March 31, 2005.

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

In May 2004 the Company raised approximately $29.1 million net in capital through  common stock offerings and down-streamed $5.0 million of that capital to the Bank.  The Company and the Bank are subject to capital requirements of regulatory agencies.  At March 31, 2005, both the Company and the Bank exceeded all such regulatory capital requirements as shown in the following table.

	March 31, 2005
	Millennium Bankshares Corporation	Millennium Bank

(Dollars in thousands)
Tier 1 Capital:
Common stock	$43,928	$14,800
Capital surplus	4,058	14,800
Subordinated debentures (1)	8,000	0
Retained earnings	518	1,418
Disallowed intangible assets	0	0
Total Tier 1 Capital	$56,504	$31,018

Tier 2 Capital:
Allowance for loan losses (2)	3,004	2,854
Subordinated debentures	0	0
Total Tier 2 Capital	3,004	2,854
Total Risk Based Capital	$59,508	$33,872
Risk Weighted Assets	$269,501	$261,026

Capital Ratios:
Tier 1 Risk-Based	20.97%	11.88%
Total Risk-Based	22.08%	12.98%
Tier 1 Capital to average adjusted total assets	14.52%	8.42%

(1) Limited to 25% Tier 1 capital.  Remainder is Tier 2 capital.

(2) Limited to 1.25% of risk weighted assets.

Deposits

Deposits have been the principal source of funds for use to originate loans and fund investment securities.  The Company has employed alternative methods of increasing deposits to fund our mortgage loan operations, including brokered deposits.  Brokered deposits are deposits that we obtain through brokers for a fee.  Brokered deposits are available in bulk, and they do not require any investments in branch offices, branch personnel or additional spending for marketing or education of employees.  The brokered deposits that we obtain consist primarily of 180-day through 24-month certificates of deposits, which may increase our overall cost of funds and decrease our net interest margin. The brokered deposits outstanding were $60.4 million at March 31, 2005 and $65.7 million at December 31, 2004.

The Company attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates.  We offer statement savings accounts, various checking accounts,

various money market accounts, fixed-rate certificates with varying maturities and individual retirement accounts.  We are expanding our products and services for businesses.

At March 31, 2005, deposits were $318.8 million, an increase of 13.5% from $280.8 million at December 31, 2004.  The deposit increase was primarily in certificates of deposit.  In order to reduce the overall cost of funds and reduce our reliance on high-cost time deposits and borrowings as a funding source, we continue to direct extensive marketing efforts towards attracting lower cost transaction accounts.  However, there is no assurance that these efforts will be successful or, if successful, will reduce our reliance on time deposits and borrowings.

The following table indicates the amount of the Company’s time deposits by time remaining until maturity at March 31, 2005:

	Maturity
	3 Months	Over 3 to	Over 6 to	Over
	or less	6 months	12 months	12 months	Total
(Dollars in thousands)

Certificates of deposit less than $100,000	$7,739	$2,957	$6,917	$39,958	$57,571
Certificates of deposit of $100,000 or more	6,329	6,404	5,561	54,206	72,500
Total certificates of deposit	$14,068	$9,361	$12,478	$94,164	$130,071

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

The Bank’s borrowings also include securities sold under agreements to repurchase and federal funds purchased.  Securities sold under agreements to repurchase are collateralized with government agency securities and are essentially deposit equivalents used by our commercial customers.  The Bank used the proceeds for general corporate purposes.  At March 31, 2005, the Bank had $11.8 million of securities sold under agreements to repurchase.

The Bank uses borrowings to supplement deposits when borrowings are available at a lower overall cost to the Bank or they can be invested at a positive rate of return.

At March 31, 2005, the Bank had a borrowing limit of $109 million with the Federal Home Loan Bank.  The Bank’s outstanding borrowings from the Federal Home Loan Bank totaled $36.5 million at March 31, 2005, which leaves an additional borrowing capacity of $72.5 million.  The Bank’s borrowing limit is based on 25% of Bank assets as reported in the Call Report each quarter end date.  We also have two lines of credit with the Community Bankers Bank in Virginia in available amounts of $20.7 million secured and $8.7 million unsecured.

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

An important element of both earnings performance and liquidity is the management of the interest sensitivity gap.  The interest sensitivity gap is the difference between interest-sensitive assets and interest-sensitive liabilities maturing or repricing within a specific time interval.  The gap can be managed by repricing assets or liabilities, by selling investments, by replacing an asset or liability prior to maturity, or by adjusting the interest rate during the life of an asset or liability.  Matching the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net income due to changes in market interest rates.  We evaluate interest rate risk and then formulate guidelines regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments in order to decrease sensitivity risk.  These guidelines are based upon our o utlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors.

At March 31, 2005, we had $50.0 million more in liabilities than assets that reprice within one year or less and therefore we were in a liability sensitive position. Generally, a liability sensitive position is favorable to the bank in a decreasing rate environment and unfavorable to the bank in an increasing rate environment.

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

	March 31, 2005
	Maturing or Repricing in:
	3 Months	4-12	1-5	Over
	or less	Months	Years	5 Years
(Dollars in thousands)
Interest-sensitive assets:
Loans (1)	$166,053	$9,469	$101,553	$14,470
Investments (2)(3)	0	0	16,320	98,691
Federal funds sold	4,951	0	0	0
Total interest-sensitive assets	171,004	9,469	117,873	113,161

Cumulative interest-sensitive assets	171,004	180,473	298,346	411,507
Interest-sensitive liabilities:
NOW accounts	30,359	0	0	0
Savings/Money Market deposit accounts	128,948	0	0	0
Time deposits	14,068	21,839	92,730	1,434
Borrowed funds	25,281	10,000	16,000	5,000
Total interest-sensitive liabilities	198,655	31,839	108,730	6,434

Cumulative interest-sensitive liabilities	198,655	230,494	339,224	345,658
Period gap	$(27,651)	$(22,370)	$9,143	$106,727
Cumulative gap	$(27,651)	$(50,021)	$(40,878)	$65,849
Ratio of cumulative interest-sensitive assets
to cumulative interest-sensitive liabilities	86.08%	78.30%	87.95%	118.05%
Ratio of cumulative gap to total assets	(6.50%)	(11.76%)	(9.61%)	15.48%

Total assets	$425,496	$425,496	$425,496	$425,496

(1)

 Loans maturing or repricing in three months or less include $41.9 million of mortgage loans held for sale.

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

Investments

At March 31, 2005, the Company had $118.3 million in total available for sale securities, an increase of 37.2% from $86.2 million at December 31, 2004.  The increase reflects the purchase of $33.1 million in securities offset by a change in market values and paydowns on mortgage backed securities of $1,591,000.

The following table sets forth the maturity distribution and weighted average yields of the investment portfolio excluding any mark to market adjustments at March 31, 2005.  The weighted average yields are calculated on the basis of the amortization of premium and accretion of discount.

	1 Year or	1 Year	5 Years	After
(Dollars in thousands)	Less	To 5 Years	To 10 Years	10 Years
Maturity Distribution
U. S. agency issues	-	$10,791	$55,917	$4,606
Mortgage backed securities	-	5,529	5,423	29,898
Federal Home Loan Bank/Other	-	-	-	2,402
Municipal Tax Exempt			874	1,972
Federal Reserve Bank stock	-	-	-	868
Total Maturity Distribution	-	$16,320	$62,214	$39,746

Weighted Average Yield
U. S. agency issues	-	3.95%	4.19%	5.72%
Mortgage backed securities	-	3.46%	4.09%	3.95%
Federal Home Loan Bank/Other	-	-	-	3.50%
Municipal Tax Exempt			3.51%	3.83%
Federal Reserve Bank stock	-	-	-	6.00%
Total Portfolio Weighted
Average Yield	-	3.76%	4.29%	4.37%

Loans

Net loans consist of total loans, deferred loan fees and the allowance for loan losses.  Net loans were $288.5 million at March 31, 2005, including loans held for sale, an increase of 4.4% from the amount at December 31, 2004.

The following table shows the contractual maturity of selected categories of loans at March 31, 2005.  The table reflects the entire unpaid principal balance in the maturity period that includes the final loan payment date and, accordingly, does not give effect to periodic principal repayments or possible prepayments.

	March 31, 2005
	Commercial,	Commercial
	Financial and	Real Estate/
	Agricultural	Construction
(Dollars in thousands)
Within 1 year	$ 4,880	$14,275
Variable Rate:
1 to 5 years	5,085	43,262
After 5 years	5,993	108,453
Total	$11,078	$151,715
Fixed Rate:
1 to 5 years	3,664	10,677
After 5 years	0	8,228
Total	$3,664	$18,905

Total Maturities	$19,622	$184,895

Mortgage Banking Activities

Our mortgage banking activities generally include two types of commitments.  The first type of commitment is for loans in our pipeline and is considered a rate lock commitment with the customer.  In a rate lock commitment, a client, while in the process of obtaining approval for a fixed rate secondary market loan, can, at its own determination, fix or “lock in” the rate on the loan.  The commitments are generally for periods of 60 to 90 days and are at market rates.  To mitigate risk from interest rate fluctuations and to provide for a mechanism to deliver these loans into the secondary market, we generally enter into forward sales contracts on rate lock commitments on a “best efforts” basis.  The Company had commitments to originate $6.9 million in mortgage loans as of March 31, 2005.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value.  To deliver closed loans to the secondary market and to control interest rate risk prior to sale, the Company enters into agreements to sell the loans while the loan is still in the pipeline.  The aggregate market value of mortgage loans held for sale considers the price of the sales contracts.  Loan commitments related to the origination of mortgage loans held for sale and the corresponding sales contracts are considered derivative instruments.  The Company had loans held for sale of $41.9 million with an equal amount of corresponding sales contracts at March 31, 2005. The derivative effect of these instruments was not material. All of the gain on sale generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts.

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

Non-Performing Assets

We had $849,000 in non-accrual loans at March 31, 2005, compared to $822,000 at December 31, 2004.  On the basis of management’s review of its assets, at March 31, 2005, the Bank had classified $1.9 million of its assets as substandard, $710,000 as doubtful and $80,000 as loss.

The following table details information concerning non-accrual, past due and restructured loans at the dates indicated:

(Dollars in thousands)	March 31, 2005	December 31, 2004

Non-accrual loans	$849	$822
Foreclosed properties	0	0
Restructured loans	0	0
Total non-performing assets	$849	$822
Loans past due 90 days or more And still accruing interest	$0	$339

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

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•

the ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand;

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

•

demand, development and acceptance of new products and services; and

•

changing trends in customer profiles and behavior in the market place.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward looking statements.  In addition, our past results of operations do not necessarily indicate our future results.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices.  The Company’s primary market risk exposure is interest rate risk.   The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process, which is governed by policies established by its Board of Directors that are reviewed and approved annually.  The Board of Directors delegated the responsibility for carrying out asset/liability management policies to the Asset/Liability Committee (“ALCO”) of the Bank.  In this capacity, ALCO develops guidelines and strategies that govern the Company’s asset/liability management related activities, based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

Interest rate risk represents the sensitivity of earning to changes in market interest rates.  As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, affecting net interest income, the primary component of the Company’s earnings.  ALCO with the help of an outside Asset/Liability management company uses results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes.  While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also employs additional tools to monitor potential longer-term interest rate risk.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure no more that a negative 25% fluctuation, which would translate to a 50-75% fluctuation in the bottom line or net income.   The following reflects the range of the Company’s net interest income sensitivity analysis during the three months ended March 31, 2005.

For the Three Months Ended March 31, 2005

Rate Change

Estimated Net Interest Income Sensitivity

High

Low

Average

+200 bp

18%

(28%)

(5%)

-100 bp

9%

(12%)

(1.5%)

At March 31, 2005, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points, net interest income could decrease by 5% on average.  On the same time period the interest rate risk model indicated that in a declining rate environment of 100 basis point net interest income would decrease 1.5% on average.

Since December 31, 2004, the Company’s balance sheet has grown by $54 million.  Deposit inflows, and increased borrowings from the Federal Home Loan Bank have provided the funding for the growth in the loan portfolios.  The Company’s interest rate profile is liability sensitive bias for the next five (5) years.  The profile then shift toward intermediate and long term asset sensitive over five (5) years respectively.

The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results.  These hypothetical estimates are based upon numerous assumptions, including the nature and timing of interest rate levels such as yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment or replacement of asset and liability cashflows.  While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances about the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to factors such as prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change, caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables.  Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in response to, or in anticipation of, changes in interest rates.

The following table represents the interest rate sensitivity on projected net income for the twelve months ended March 31, 2005 (fully tax equivalent basis) for the Company using different rate scenarios:

Change in Yield Curve	(in thousands) Change in Economic Value of Equity
+200 basis points	$30,267
+100 basis points	$30,891
Flat	$32,519
-100 basis points	$29,437
-200 basis points	$23,149

Item 4.

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

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based upon that evaluation, our management concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic filings with the Commission.

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

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits.

Exhibit No.

Document

31.1

Certification of Principal Executive Officer pursuant to Rule 13a – 14(a).

31.2

Certification of Principal Financial Officer pursuant to Rule 13a – 14(a).

32.1

Statement of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLENNIUM BANKSHARES CORPORATION

(Registrant)

Date:  May 17, 2005

/s/ Carroll C. Markley

Carroll C. Markley

Chairman of the Board and

 Chief Executive Officer

 (as principal executive officer)

EXHIBIT INDEX

Exhibit No.

Description

31.1

Certification of Principal Executive Officer pursuant to Rule 13a – 14(a).

31.2

Certification of Principal Financial Officer pursuant to Rule 13a – 14(a).

32.1

Statement of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.