Form 10-Q
period 2005-06-30
MILLENNIUM BANKSHARES CORP
filed 2005-08-15
CIK 1158678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-49611

MILLENNIUM BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1920520
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Washington Plaza Reston, Virginia 20190	20190
(Address of principal executive offices)	(Zip Code)

(703) 464-0100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’ classes of common stock, as of the latest practicable date:

8,798,449 shares of common stock, par value $5.00 per share,

outstanding as of August 8, 2005

MILLENNIUM BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MILLENNIUM BANKSHARES CORPORATION

Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	(Unaudited) June 30, 2005	December 31, 2004
Assets:
Cash and due from banks	$6,610	$2,974
Federal funds sold	4,119	55
Investment securities available for sale	117,546	86,219
Loans held for sale	39,968	29,337
Loans, receivable, (net of allowance for loan losses of $3,191 at June 30, 2005 and $2,925 at December 31, 2004)	249,038	246,919
Bank premises and equipment, net	2,555	2,467
Accrued interest receivable	1,949	1,583
Other assets	11,475	2,304

Total assets	$433,260	$371,858

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Demand	$22,017	$22,924
NOW accounts	42,845	9,348
Savings and money market	108,681	117,606
Time	130,971	130,955

Total deposits	304,514	280,833

Federal funds purchased /repurchase agreements	12,048	7,066
Advances from FHLB	57,500	26,500
Subordinated debentures	8,000	8,000
Accrued interest payable	705	581
Other liabilities	2,417	1,767

Total liabilities	385,184	324,747

Shareholders’ Equity:
Common stock, par value $5.00 per share, authorized 10,000,000 shares;
Issued and outstanding at December 31, 2004 – 8,780,369
Issued and outstanding at June 30, 2005 – 8,798,359	43,992	43,902
Capital surplus	4,075	4,056
Retained earnings (deficit)	964	(167)
Accumulated other comprehensive income (loss)	(955)	(680)

Total shareholders’ equity	48,076	47,111

Total liabilities and shareholders’ equity	$433,260	$371,858

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

	Unaudited For the Three Months Ended June 30,		Unaudited For the Six Months Ended June 30,
	2005	2004	2005	2004
Interest Income
Interest and fees on loans	$4,728	$3,687	$9,202	$7,022
Interest on securities available for sale
Taxable	1,176	682	2,159	1,452
Tax Exempt	41	0	44	0
Dividends	47	20	78	47
Interest on federal funds sold	6	9	22	19

Total interest income	5,998	4,398	11,505	8,540
Interest Expense
Interest on deposits	2,181	1,472	4,165	2,975
Interest on other borrowings	631	199	1,037	369

Total interest expense	2,812	1,671	5,202	3,344

Net interest income	3,186	2,727	6,303	5,196

Provision for Loan Losses	282	108	379	108

Net interest income after provision for loan losses	2,904	2,619	5,924	5,088
Other Income
Service charges on deposit accounts	72	60	140	115
Gains/fees on loans held for sale	3,112	1,652	5,560	2,180
Gain on sale of securities	1	0	1	10
Other operating income	460	14	579	98

Total other income	3,645	1,726	6,280	2,403
Other Expense
Salaries and employee benefits	3,658	2,169	6,425	3,754
Net occupancy expense of premises	902	763	1,610	1,332
Advertising	71	37	117	63
Other operating expenses	1,300	807	2,394	1,454

Total other expense	5,931	3,776	10,546	6,603

Income before income taxes	618	569	1,658	888
Income tax expense	172	190	527	298

Net income	$446	$379	$1,131	$590

Earnings Per Weighted Average Share:
Net income per share, basic	$0.05	$0.05	$0.13	$0.11
Net income per share, diluted	$0.05	$0.05	$0.13	$0.10
Dividends per share	$0.00	$0.00	$0.00	$0.00
Weighted average shares outstanding:
Basic	8,790,571	6,914,873	8,787,153	5,278,925
Diluted	8,923,169	7,209,863	8,901,957	5,799,970

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months ended June 30, 2005

(In Thousands Except Per Share Data)

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings/ Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2004	$43,902	$4,056	$(167)	$(680)	$47,111

Options exercised	90	19			109
Net income			1,131		1,131
Changes in net unrealized (loss) on securities available for sale, net of tax effect				(275)	(275)

Total comprehensive income					856

Balances – June 30, 2005	$43,992	$4,075	$964	$(955)	$48,076

See Accompanying Notes to Consolidated Financial Statements

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

	Unaudited
	For the Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,131	$590
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	379	108
Depreciation and amortization	503	463
Discount accretion and premium amortization on securities, net	59	164
Realized gain on sales/call of securities available for sale	(1)	(10)
Loss on disposal of assets	15	138
Loss to adjust loans held for sale to market	—	22
Increase in loans held for sale, net	(10,631)	(25,807)
(Increase) decrease in other assets	(9,397)	42
Increase in other liabilities	774	163

Net cash used in operating activities	(17,168)	(24,127)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in federal funds sold	(4,064)	(7,283)
Decrease in loans receivable, net	(2,498)	(19,599)
Purchase of securities available for sale	(38,445)	(25,602)
Sales of securities available for sale	—	26,721
Paydown of securities available for sale	6,645	3,206
Purchase of bank premises and equipment	(606)	(527)
Proceeds from disposal of property	—	12

Net cash used in investing activities	(38,968)	(23,072)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	109	29,152
Net increase (decrease) in deposits	23,681	(3,949)
Increase in FHLB borrowings	31,000	14,600
Increase in funds purchased and securities sold under agreements to repurchase	4,982	8,339

Net cash provided by financing activities	59,772	48,142

Increase in cash and cash equivalents	3,636	943
CASH AND CASH EQUIVALENTS
Beginning	2,974	2,305

Ending	$6,610	$3,248

SUPPLEMENTAL DISCLOSURES:
NON-CASH INVESTING AND FINANCING ACTIVITIES-

Loans transferred from held for sale to held to maturity	$—	$881

CASH PAID FOR TAXES	$1,205	$10

CASH PAID FOR INTEREST	$4,900	$3,527

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Notes to Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2005 and 2004 (Unaudited)

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

The accompanying consolidated financial statements have been prepared in accordance with the requirements of the rules and regulations of the Securities and Exchange Commission. As a result, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, however, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2005 and the results of operations for the three and six-month periods ended June 30, 2005 and 2004.

These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the three and six-month month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Note 2. Pending Acquisition

On June 10, 2005 the Company announced the signing of a definitive agreement wherein Albemarle First Bank (NASDAQ: “AFBK”) will be combined with the Company in a transaction valued at approximately $29.0 million. Under the terms of the definitive agreement, shareholders of AFBK will receive, for each share of AFBK common stock they own, a number of shares of the Company’s common stock with an aggregate market value equal to $15.82 per share or $15.82 in cash, subject to the limitation that no more than 50% of the total consideration will be in the form of cash. Shareholders of AFBK may elect to receive the Company’s common stock, cash, or a combination of common stock and cash for their shares of AFBK common stock, subject to pro ration in the event the aggregate cash elections exceed the 50% maximum.

The actual number of shares of the Company’s common stock to be issued in the transaction for each share of AFBK common stock will be determined based upon the average closing prices of the Company’s common stock over a period of time preceding the closing of the transaction and, subject to certain exceptions described in the definitive agreement, will not exceed 2.2600 or be less than 1.8833 shares of the Company’s common stock for each share of AFBK common stock. The $29.0 million transaction value includes the assumption by the Company of all outstanding AFBK stock options and assumes that all warrants to acquire AFBK common stock that are currently outstanding will be exercised prior to the closing of the transaction.

The merger is expected to close in the fourth quarter of 2005. The acquisition is subject to the approval of both companies’ shareholders as well as customary regulatory approvals.

Note 3. Stock Option Plan

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

(In thousands, except per share data)	Six Months Ended June 30,
	2005	2004
Net income as reported	$1,131	$590
Deduct: Total stock based employees’ compensation expense determined under fair value based method for all Awards, net of related tax effects	(40)	(103)

Pro forma	$1,091	$487

Earnings per share:
Basic – as reported	$0.13	$0.11

Basic – pro forma	$0.12	$0.09

Diluted – as reported	$0.13	$0.10

Diluted – pro forma	$0.12	$0.08

(In thousands, except per share data)	Three Months Ended June 30,
	2005	2004
Net income as reported	$446	$379
Deduct: Total stock based employees’ compensation expense determined under fair value based method for all awards, net of related tax effects	(28)	(55)

Pro forma	$418	$324

Earnings per share:
Basic – as reported	$0.05	$0.05

Basic – pro forma	$0.05	$0.05

Diluted – as reported	$0.05	$0.05

Diluted – pro forma	$0.05	$0.05

Note 4. Securities

Securities available for sale at June 30, 2005 are summarized below:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies	$71,276	$4	$(1,074)	$70,206
Mortgage backed securities	38,960	8	(348)	38,620
Obligations of states and political subdivisions	4,529	7	(43)	4,493
Other	4,227	—	—	4,227

	$118,992	19	$(1,465)	$117,546

Securities available for sale at December 31, 2004 are summarized below:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies	$62,636	$—	$(946)	$61,690
Mortgage backed securities	21,866	16	(101)	21,781
Other	2,748	—	—	2,748

	$87,250	16	$(1,047)	$86,219

Note 5. Loans

The consolidated loan portfolio is composed of the following:

	June 30, 2005	December 31, 2004
	(In Thousands)
Loans held for sale	$39,968	$29,337
Loan receivable, net	249,038	246,919

	$289,006	$276,256

Residential real estate loans	$103,645	$104,884
Commercial real estate loans	128,549	120,021
Construction loans	42,320	35,570

Total real estate loans	274,514	260,475
Commercial loans	14,821	14,688
Consumer loans	2,973	4,152
Overdrafts	17	13

Subtotal	292,325	279,328
Allowance for loan losses	(3,191)	(2,925)
Deferred loan fees	(128)	(147)

Loans, net	$289,006	$276,256

Note 6. Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	June 30, 2005	December 31, 2004
	(In Thousands)
Balance at January 1	$2,925	$3,057
Provision charged to operating expense	379	271
Recoveries added to the allowance	34	118
Loan losses charged to the allowance	(147)	(521)

Balance at the end of the period	$3,191	$2,925

Note 7. Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share (“EPS”) and the effect on the weighted average number of shares of potential dilutive common stock for the three and six months ended June 30, 2005 and 2004:

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004
(In thousands, Except Per Share Data)	Weighted Average Shares	Per Share Amount	Weighted Average Shares	Per Share Amount
Basic EPS	8,787	$0.13	5,279	$0.11

Effect of dilutive securities:
warrants	—		383
stock options	115		138

Diluted EPS	8,902	$0.13	5,800	$010

	Three Months Ended June 30, 2005		Three Months Ended June 30, 2004
(In thousands, Except Per Share Data)	Weighted Average Shares	Per Share Amount	Weighted Average Shares	Per Share Amount
Basic EPS	8,791	$0.05	6,915	$0.05

Effect of dilutive securities:
warrants	—		182
stock options	132		113

Diluted EPS	8,923	$0.05	7,210	$0.05

Note 8. Segment Information

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

For the six months ended June 30, 2005	Banking	Mortgage Banking	Consolidated Total
Net interest income	$6,247	$56	$6,303
Other revenue	673	47	720
Provision for loan losses	187	192	379
Net gain on sale of loans	466	5,094	5,560
Income tax expense (benefit)	519	8	527
Segment profit (loss)	$1,118	$13	$1,131
Segment assets	$389,808	$43,452	$433,260

For the year ended December 31, 2004	Banking	Mortgage Banking	Consolidated Total
Net interest income	$10,837	$380	$11,217
Other revenue	656	(95)	561
Provision for loan losses	271	—	271
Net gain on sale of loans	992	6,415	7,407
Income tax expense (benefit)	1,548	(518)	1,030
Segment profit (loss)	$3,016	$(1,007)	$2,009
Segment assets	$342,106	$29,752	$371,858

Note 9. Recent Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued statement No. 123R (“SFAS No. 123R”) “Share-Based Payment.” This statement requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after December 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on the Company’s results of operations will depend on the level of future option grants, the fair value of the options granted at a future date, as well as the vesting period provided, and so cannot currently be predicted.

In May 2005, the FASB issued Statement No. 154, (“SFAS No. 154”), “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” Among other things, SFAS No. 154 requires that a voluntary change in accounting principle be applied retroactively with all prior period financial statements presented on the new accounting principle, unless it is impractical to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

Note 10. Other Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2003
Change in unrealized holding gains (losses) On available-for-sale securities	$1,095	$(2,617)	$(415)	$(1,750)
Reclassification adjustment for gains realized in income	(1)	—	(1)	(10)

Net unrealized gains (losses)	1,094	(2,617)	(416)	(1,760)
Tax effect	(373)	891	141	605

Other comprehensive income	$721	$(1,726)	$(275)	$(1,155)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company for the three and six months ended June 30, 2005 should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in this report.

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

Financial Summary

General

For the three months ended June 30, 2005, the Company reported net income of $446,000 or $0.05 per diluted share, compared to net income of $379,000, or $0.05 per diluted share, for the same period in 2004. The increase in net income is primarily attributable to an increase in net interest income of $459,000 due to an increase in average interest earning assets. Fees and gains on sale of mortgage loans increased $1.4 million offset by increased salaries and benefits paid of $1.5 million, which reflects the impact of mortgage loan officer commissions. Non-interest income was $3.6 million for the second quarter of 2005 as compared to $1.7 million for the same period of 2004 due primarily to an increase in gains and fees on loans sold on the secondary market and increases in SBA fee income, included in other operating income. An increase in non-interest expense from $3.8 million for the three-month period ended June 30, 2004 to $5.9 million for the same three-month period in 2005 resulted primarily from increased commissions on the sale of loans held for sale and increased staffing in certain areas of the Company. The annualized return on average assets and return on equity for the three-month period ended June 30, 2005, were 0.42% and 3.65%, respectively, compared to 0.47% and 4.58%, respectively, for the comparable period in 2004.

For the six months ended June 30, 2005, the Company reported net income of $1.1 million or $0.13 per diluted share, compared to net income of $590,000, or $0.10 per diluted share, for the same period in 2004. The increase in net income is primarily attributable to an increase in net interest income of $1.1 million due to an increase in average interest earning assets. Fees and gains on sale of mortgage loans increased $3.4 million offset by increased salaries and benefits paid of $2.7 million, which reflects the impact of mortgage loan officer commissions. Non-interest income was $6.3 million for the first six months of 2005 as compared to $2.4 million for the same period of 2004 due primarily to an increase in gains and fees on loans sold on the secondary market and increases in SBA fee income, included in other operating income. An increase in non-interest expense from $6.6 million for the six-month period ended June 30, 2004 to $10.6 million for the same six month period in 2005 resulted primarily from increased commissions on the sale of loans held for sale and increased staffing in certain areas of the Company. The annualized return on average assets and return on equity for the six-month period ended June 30, 2005, were 0.56% and 4.66%, respectively, compared to 0.37% and 4.74%, respectively, for the comparable period in 2004.

Total assets increased to $433.2 million at June 30, 2005, compared to $371.9 million at December 31, 2004, representing an increase of $61.3 million or 16.5%. Loans, net of allowance for loan losses at June 30, 2005, including loans held for sale, were $289.0 million, an increase of $12.8 million from the December 31, 2004 amount of $276.2 million. This 4.6% increase was due to our efforts to increase lending by our mortgage segment and continued strong loan demand. Loans held for sale increased to $40.0 million at June 30, 2005, from $29.3 million at December 31, 2004. The investment portfolio increased $31.3 million to $117.5 million at June 30, 2005, compared to $86.2 million at December 31, 2004, as additional balance sheet leveraging was undertaken. Total deposits increased $23.7 million to $304.5 million at June 30, 2005 from $280.8 million at December 31, 2004. This deposit increase was primarily due to the introduction of two new products which have been received favorably in the marketplace.

Shareholders’ equity was $48.1 million at June 30, 2005. This amount represents an increase of $1.0 million from the December 31, 2004 amount of $47.1 million. Shareholders’ equity increased by earnings in the first six months of 2005 and by the exercise of options to acquire 17,990 shares of common stock, but was reduced by a decrease in other comprehensive income. Other comprehensive income is the change in the market value of the investment portfolio due to changes in interest rates, net of taxes. Book value per share was $5.47 at June 30, 2005 and $5.37 at December 31, 2004. In 2004 capital of approximately $29.1 million, net of expenses, was raised. The stock offering and warrant conversion and redemption provided $24.6 million from the sale of new shares and $4.5 million from the redemption and conversion of all stock warrants.

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

As reflected in Table 1, net interest income was $3.2 million for the three months ended June 30, 2005 compared to $2.7 million for the same period in 2004. Interest income for the three months ended June 30, 2005 was $6.0 million, up from $4.4 million for the same period last year. The interest income increase was attributable to a 24% increase in average earning assets coupled with a 51 basis point increase in gross yield. Loan yield increased 76 basis points as existing variable rate loans tied to prime repriced upward concurrent with the continuing tightening of short-term rates by the Federal Open Market Committee and as new volume was originated in a rising rate environment. Average loans increased 13.5% while average investment securities increased 64.2%. Interest expense increased $1.1 million as the average balance of deposits and borrowed funds increased as well as the rates paid thereon. Since much of the increased funding was concentrated in higher-rate products, the rate paid on interest-bearing liabilities increased in greater magnitude than earning asset yield. Since deposit growth did not keep pace with earning asset growth there was a heavier reliance on wholesale funding. Funding of earning assets from interest free sources also declined from 15.2% for the three-month period ending June 30, 2004 to 12.2% for the same period this year. Net interest margin decreased by 22 basis points to 3.20% for the three-month period ended June 30, 2005 as compared to 3.42% in the same period in 2004.

TABLE 1

	Three Months Ended
	June 30, 2005			June 30, 2004
(Dollars in thousands)	Average Balances	Income/ Expense	Yield/ Rate	Average Balances	Income/ Expense	Yield/ Rate
Assets:
Interest Earning Assets:
Loans, net of unearned discounts	$276,356	$4,728	6.86%	$243,292	$3,687	6.10%
Securities	121,662	1,264	4.17%	74,114	702	3.81%
Federal funds sold	1,288	6	1.87%	3,628	9	1.00%

Total interest earning assets	399,306	$5,998	6.02%	321,034	$4,398	5.51%
Other assets	26,239			6,235

Total assets	$425,545			$327,269

Interest-Bearing Liabilities:
Interest-bearing deposits	$281,855	$2,181	3.10%	$244,255	$1,472	2.42%
Borrowed funds	68,760	631	3.68%	28,039	199	2.85%

Total interest-bearing liabilities	350,615	$2,812	3.22%	272,294	$1,671	2.47%
Other Liabilities:
Demand deposits	23,691			20,375
Other liabilities	2,193			1,303

Total liabilities	376,499			293,972
Shareholders’ equity	49,046			33,296

Total liabilities and shareholders’ equity	$425,545			$327,268

Net interest income		$3,186			$2,727

Interest spread (1)			2.80%			3.04%
Net interest yield on earning assets (net interest margin) (2)			3.20%			3.42%

(1)	Interest spread is the average yield earned on earning assets less the average rate incurred on interest bearing liabilities.
(2)	Net interest margin is net interest income expressed as a percentage of average earning assets.

As reflected in Table 2, net interest income was $6.3 million for the first six months of 2005 compared to $5.2 million for the same period in 2004. Interest income for the six months ended June 30, 2005 was $11.5 million, up from $8.5 million for the same period last year. The interest income increase was attributable to a 25.2% increase in average earning assets coupled with a 43 basis point increase in gross yield. Loan yield increased 66 basis points as existing variable rate loans tied to prime repriced upward concurrent with the continuing tightening of short-term rates by the Federal Open Market Committee and as new volume was originated in a rising rate environment. Average loans increased 18.5% while average investment securities increased 36.4%. Interest expense increased $1.9 million on increasing rates paid as well as an increase in average balance of deposits and borrowed funds. Since much of the increased funding was concentrated in higher-rate products, the rate paid on interest-bearing liabilities increased in greater magnitude than earning asset yield. Competition for deposits in the Northern Virginia market has been particularly fierce. Since deposit growth did not keep pace with earning asset growth there was a heavier reliance on wholesale funding. Funding of earning assets from interest free sources increased from 11.8% for the six-month period ending June 30, 2004 to 14.4% for the same period this year. Net interest margin decreased by 11 basis points to 3.26% for the six-month period ended June 30, 2005 as compared to 3.37% in the same period in 2004.

TABLE 2

	Six Months Ended
	June 30, 2005			June 30, 2004
(Dollars in thousands)	Average Balances	Income/ Expense	Yield/ Rate	Average Balances	Income/ Expense	Yield/ Rate
Assets:
Interest Earning Assets:
Loans, net of unearned discounts	$276,432	$9,202	6.71%	$233,256	$7,022	6.05%
Securities	111,094	2,281	4.14%	74,114	1,499	4.07%
Federal funds sold	2,197	22	2.02%	3,980	19	0.96%

Total interest earning assets	389,723	$11,505	5.95%	311,350	$8,540	5.52%
Other assets	17,767			8,441

Total assets	$407,490			$319,791

Interest-Bearing Liabilities:
Interest-bearing deposits	$277,193	$4,165	3.03%	$249,256	$2,975	2.40%
Borrowed funds	56,288	1,037	3.72%	25,310	369	2.95%

Total interest-bearing liabilities	333,481	$5,202	3.15%	274,566	$3,344	2.46%
Other Liabilities:
Demand deposits	23,089			18,915
Other liabilities	2,021			1,295

Total liabilities	358,591			294,776
Shareholders’ equity	48,899			25,015

Total liabilities and shareholders’ equity	$407,490			$319,791

Net interest income		$6,303			$5,196

Interest spread (1)			2.80%			3.06%
Net interest yield on earning assets (net interest margin) (2)			3.26%			3.37%

(1)	Interest spread is the average yield earned on earning assets less the average rate incurred on interest bearing liabilities.
(2)	Net interest margin is net interest income expressed as a percentage of average earning assets.

Our net interest margin is also sensitive to the volume of mortgage loan originations. Loans originated by our mortgage segment are sold, servicing released, in the secondary mortgage market. When the volume of mortgage loan originations increases, funds advanced in settlement of mortgage loans increase, pending delivery of the loans to the loan purchaser. Until a mortgage loan is transferred to the purchaser, we receive interest on the loan at the note rate. While such funds advanced contribute to net interest income, the interest rate spread on mortgage loans held for sale is not as great as the spread on our loan portfolio, which normally carries a higher interest yield. Thus, as funds advanced in settlement of mortgage loans increase, the interest spread and the net interest margin decrease.

Non-Interest Income

The Company’s non-interest income consists primarily of loan fees, net gains/fees on sale of loans and service charges on deposit accounts. For the first six months of 2005, non-interest income increased to $6.3 million compared to $2.4 million for the comparable period in 2004. Service charges on deposit accounts for the first six months of 2005 totaled $140,000, compared to $115,000 in the comparable period in 2004, an increase of $25,000. This increase is attributable to higher volume. Gains/fees on loans sold increased to $5.6 million for the first six months of 2005 from $2.2 million for the same period in 2004 due to increased activity in the mortgage segment. Other operating income increased to $579,000 for the first six months of 2005 compared to $98,000 for the same period last year. The primary components of the other operating income increase was an increase in SBA fee income of $249,000 and a reduction in losses from the sale/disposal of fixed assets totaling $123,000.

Non-interest income for the second quarter 2005 increased by $1.9 million primarily in gains/fees on loans sold as compared to the same quarter of 2004. This increase in sales is due to increased volume in our mortgage segment. Other operating income increased to $460,000 for the second quarter of 2005 compared to $14,000 for the same period last year. The primary components of the other operating income increase was an increase in SBA fee income of $242,000 and a reduction in losses from the sale/disposal of fixed assets totaling $62,000.

Non-Interest Expense

Total non-interest expense includes employee-related costs, occupancy and equipment expense and other overhead. For the six months ended June 30, 2005, non-interest expenses were $10.6 million, compared to $6.6 million for the same period in 2004. Salaries and benefits expense for the six months ended June 30, 2005 increased by $2.7 million compared to the same period in 2004 primarily as a result of additional mortgage lenders and support staff for that function as well as increased commissions on the higher volume of mortgage loans. Net occupancy expenses were $1.6 million as compared to $1.3 million for the six-month periods ended June 30, 2005 and 2004, respectively. This increase was primarily due to increased occupancy expenses related to additional staffing of the mortgage segment and the new Warrenton branch that opened on August 9, 2004. Other operating expenses (consisting of professional fees and administrative expenses) increased by $940,000 for the six months of 2005 as compared to the same period of 2004. Due to management’s decision to operate Millennium Capital as a separate segment of the bank, consultants were hired to implement new software and processes.

Non-interest expense in the second quarter of 2005, as compared to the same quarter of 2004, increased by $2.2 million. Salaries and benefits expense for the three months ended June 30, 2005 increased by $1.5 million compared to the same period in 2004 primarily as a result of additional mortgage lenders and support staff for that function as well as increased commissions on the higher volume of mortgage loans. Net occupancy expenses were $902,000 as compared to $763,000 for the three-month periods ended June 30, 2005 and 2004, respectively. This increase was primarily due to increased occupancy expenses related to additional staffing of the mortgage segment and the new Warrenton branch that opened on August 9, 2004. Other operating expenses (consisting of professional fees and administrative expenses) increased by $493,000 for the three months of 2005 as compared to the same period of 2004. Due to management’s decision to operate Millennium Capital as a separate segment of the bank, consultants were hired to implement new software and processes.

Allowance for Losses on Loans

The allowance for loan losses at June 30, 2005 was $3.2 million, compared to $2.9 million at December 31, 2004. There was $379,000 in provision for loan losses for the six months of 2005 as compared to $108,000 for the same period in 2004. The allowance for loan losses was 1.1% of total loans outstanding and loans held for sale at June 30, 2005. Net charge-offs as a percentage of average loans at June 30, 2005 were .08% for the first six months of 2005 as compared to 0.18% for the same period of 2004. There was $831,000 in loans on non-accrual status and no loans past due 90 days or more at June 30, 2005. Management believes the allowance for loan losses was adequate to cover probable incurred credit losses in the loan portfolio at June 30, 2005.

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

In May 2004 the Company raised approximately $29.1 million net in capital through common stock offerings and down-streamed $5.0 million of that capital to the Bank. The Company and the Bank are subject to capital requirements of regulatory agencies. At June 30, 2005, both the Company and the Bank exceeded all such regulatory capital requirements as shown in the preceding table.

	June 30, 2005
(Dollars in thousands)	Millennium Bankshares Corporation	Millennium Bank
Tier 1 Capital:
Common stock	$43,992	$14,800
Capital surplus	4,075	14,800
Subordinated debentures (1)	8,000	—
Retained earnings	964	1,730

Disallowed intangible assets	—	—

Total Tier 1 Capital	$57,031	$31,330

Tier 2 Capital:
Allowance for loan losses (2)	3,191	3,040
Subordinated debentures	—	—

Total Tier 2 Capital	3,191	3,040

Total Risk Based Capital	$60,222	$34,370
Risk Weighted Assets	$297,020	$279,247

Capital Ratios:
Tier 1 Risk-Based	19.20%	11.22%
Total Risk-Based	20.28%	12.31%
Tier 1 Capital to average adjusted total assets	13.40%	7.73%

(1)	Limited to 25% of total Tier 1core capital elements. Remainder, if any, is Tier 2 capital.
(2)	Limited to 1.25% of risk weighted assets.

Deposits

Deposits have been the principal source of funds for use to originate loans and fund investment securities. The Company has employed alternative methods of increasing deposits to fund our mortgage loan operations, including brokered deposits. Brokered deposits are deposits that we obtain through brokers for a fee. Brokered deposits are available in bulk, and they do not require any investments in branch offices, branch personnel or additional spending for marketing or education of employees. The brokered deposits that we obtain consist primarily of 180-day through 24-month certificates of deposits, which may increase our overall cost of funds and decrease our net interest margin. The brokered deposits outstanding were $60.1 million at June 30, 2005 and $65.7 million at December 31, 2004.

The Company attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. We offer statement savings accounts, various checking accounts, various money market accounts, fixed-rate certificates with varying maturities and individual retirement accounts. We are expanding our products and services for businesses.

At June 30, 2005, deposits were $304.5 million, an increase of 8.4% from $280.8 million at December 31, 2004. The deposit increase was primarily in NOW accounts. In order to reduce the overall cost of funds and reduce our reliance on high-cost time deposits and borrowings as a funding source, we continue to direct extensive marketing efforts towards attracting lower cost transaction accounts. However, there is no assurance that these efforts will be successful or, if successful, will reduce our reliance on time deposits and borrowings.

The following table indicates the amount of the Company’s time deposits by time remaining until maturity at June 30, 2005:

	Maturity
(Dollars in thousands)	3 Months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
Certificates of deposit less than $100,000	$3,385	$4,528	$6,230	$39,641	$53,784
Certificates of deposit of $100,000 or more	8,809	5,240	20,672	42,466	77,187

Total certificates of deposits	$12,194	$9,768	$26,902	$82,107	$130,971

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

The Bank’s borrowings also include securities sold under agreements to repurchase and federal funds purchased. Securities sold under agreements to repurchase are collateralized with government agency securities and are essentially deposit equivalents used by our commercial customers. The Bank uses the proceeds for general corporate purposes. At June 30, 2005, the Bank had $12.0 million of federal funds purchased from Community Bankers Bank

The Bank uses borrowings to supplement deposits when borrowings are available at a lower overall cost to the Bank or they can be invested at a positive rate of return.

At June 30, 2005, the Bank had a borrowing limit of $103 million with the Federal Home Loan Bank. The Bank’s outstanding borrowings from the Federal Home Loan Bank totaled $57.5 million at June 30, 2005, which leaves an additional borrowing capacity of $45.5 million. The Bank’s borrowing limit is based on 25% of Bank assets as reported in the Call Report each quarter end date. We also have two lines of credit with the Community Bankers Bank in Virginia in available amounts of $20.7 million secured and $8.7 million unsecured.

Management intends to fund anticipated loan closings and operating needs through cash on hand, brokered deposits, proceeds from the sale of loans, cash generated from operations and anticipated increases in deposits. Current and anticipated marketing programs will be primarily targeted at the attraction of lower cost transaction accounts.

Investments

At June 30, 2005, the Company had $117.5 million in total available for sale securities, an increase of 36.3% from $86.2 million at December 31, 2004. The increase reflects the purchase of $38.4 million in securities offset by a change in market values and paydowns on securities of $6.6 million. The increase in available for sale securities since year-end 2004 was concentrated in mortgage-backed securities and obligations of states and political subdivisions to improve diversification and the overall risk profile of the investment portfolio.

Loans

Net loans consist of total loans, deferred loan fees and the allowance for loan losses. Net loans were $289.0 million at June 30, 2005, including loans held for sale, an increase of 4.6% from the amount at December 31, 2004. Growth in net loans was primarily concentrated in commercial real estate loans. There was no significant change in the overall composition of loans since year-end.

Mortgage Banking Activities

Our mortgage banking activities include rate lock commitments with the customer. In a rate lock commitment, a client, while in the process of obtaining approval for a fixed rate secondary market loan, can, at its own determination, fix or “lock in” the rate on the loan. The commitments are generally for periods of 60 to 90 days and are at market rates. To mitigate risk from interest rate fluctuations and to provide for a mechanism to deliver these loans into the secondary market, we generally enter into forward sales contracts on rate lock commitments on a “best efforts” basis. The Company had commitments to originate $14.3 million in mortgage loans as of June 30, 2005.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. To deliver closed loans to the secondary market and to control interest rate risk prior to sale, the Company enters into agreements to sell the loans while the loan is still in the pipeline. The aggregate market value of mortgage loans held for sale considers the price of the sales contracts. Loan commitments related to the origination of mortgage loans held for sale and the corresponding sales contracts are considered derivative instruments. The Company had loans held for sale of $40.0 million with an equal amount of corresponding sales contracts at June 30, 2005. The derivative effect of these instruments was not material to the financial statements of the Company. All of the gain on sale generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts.

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

Non-Performing Assets

We had $831,000 in non-accrual loans at June 30, 2005, compared to $822,000 at December 31, 2004. On the basis of management’s review of its assets, at June 30, 2005, the Bank had classified $1.1 million of its assets as substandard and $764,000 as doubtful.

The following table details information concerning non-accrual, past due and restructured loans at the dates indicated:

(Dollars in thousands)	June 30, 2005	December 31, 2004
Non-accrual loans	$831	$822
Foreclosed properties	0	0
Restructured loans	0	0

Total non-performing assets	$831	$822

Loans past due 90 days or more And still accruing interest	$0	$339

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

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability to successfully manage our growth or implement our growth strategies, if we are unable to identify attractive markets, locations or opportunities to expand;

•	reliance on our management team, including our ability to attract and retain key personnel;

•	the successful management of interest rate risk;

•	changes in general economic and business conditions in our market area;

•	changes in interest rates and interest rate policies;

•	problems with technology utilized by the Company;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	changes in banking and other laws and regulations applicable to both the Company and the Bank;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	maintaining cost controls and asset quality as we open or acquire new branches;

•	maintaining capital levels adequate to support our growth;

•	demand, development and acceptance of new products and services;

•	changing trends in customer profiles and behavior in the market place.

In addition, factors relating to our pending acquisition of Albemarle First Bank include:

•	the ability of the Company and Albemarle First Bank to obtain the required shareholder or regulatory approvals for the merger;

•	the ability of the Company and Albemarle First Bank to consummate the merger;

•	the ability to successfully integrate the Company and Albemarle First Bank to fully realize any cost savings and revenues or the ability to realize them on a timely basis: and

•	the risk of borrower, depositor and other customer attrition after the merger with Albemarle First Bank is completed.

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

The Company uses two primary methods to evaluate market risk to changes in interest rates: static gap analysis and simulation analysis.

Static gap is the difference between interest-sensitive assets and interest-sensitive liabilities maturing or repricing within a specific time interval measured at a balance sheet date. The gap can be managed by repricing assets or liabilities, by selling investments, by replacing an asset or liability prior to maturity, or by adjusting the interest rate during the life of an asset or liability. Matching the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net income due to changes in market interest rates. As reflected in the table below, the Company, at June 30, 2005, had $52.8 million more in liabilities than assets that reprice within one year or less and therefore we were in a liability sensitive position. Generally, a liability sensitive position is favorable to the bank in a decreasing rate environment and unfavorable to the bank in an increasing rate environment.

The following table presents the amounts of the Company’s interest sensitive assets and liabilities that mature or reprice in the periods indicated exclusive of non-accrual loans.

	June 30, 2005 Maturing or Repricing in:
(Dollars in thousands)	3 Months or less	4-12 Months	1-5 Years	Over 5 Years
Interest-sensitive assets:
Loans (1)	$185,604	$15,849	$76,188	$14,556
Investments (2)(3)	0	0	43,457	69,863
Federal funds sold	4,119	0	0	0

Total interest-sensitive assets	189,723	15,849	119,645	84,419

Cumulative interest-sensitive assets	189,723	205,572	325,217	409,636

Interest-sensitive liabilities:
NOW accounts	42,845	0	0	0
Savings/Money Market deposit accounts	108,681	0	0	0
Time deposits	12,194	36,670	82,107	0
Borrowed funds	57,948	0	14,600	5,000

Total interest-sensitive liabilities	221,668	36,670	96,707	5,000

Cumulative interest-sensitive liabilities	221,668	258,338	355,045	360,045

Period gap	$(31,945)	$(20,821)	$22,938	$79,419
Cumulative gap	$(31,945)	$(52,766)	$(29,828)	$49,591
Ratio of cumulative interest-sensitive assets to cumulative interest-sensitive liabilities	85.59%	79.57%	91.60%	113.77%
Ratio of cumulative gap to total assets	(7.37)	(12.18)%	(6.88)%	11.45%

Total assets	$433,260	$433,260	$433,260	$433,260

(1)	Loans maturing or repricing in three months or less include $400 million of mortgage loans held for sale.
(2)	Excludes Federal Reserve Stock and Community Bankers Bank stock.
(3)	Anticipates prepayments on mortgage-backed securities.

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

Due to the inherent limitations of gap analysis, the Company also utilizes simulation analysis, which calculates expected net interest income under varying interest rate scenarios and the theoretical impact of immediate and sustained rate changes referred to as “rate shocks”. This methodology is more sophisticated than the traditional gap analysis and more accurately reflects the impact on net interest income from embedded options in earning assets and interest-bearing liabilities. The simulation model is prepared and updated monthly. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure of no more than -15%.

The following reflects the results of the Company’s net interest income sensitivity analysis at June 30, 2005

Rate Change	At June 30, 2005 Estimated Net Interest Income Sensitivity
+200 bp	+16.9%
-200 bp	-27.4%

At June 30, 2005, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points, net interest income could increase by 16.9%. On the same time period the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income would decrease 27.4%. The Company’s net interest income at risk is out of policy limits in the down 200 basis point shock. Management does not view the likelihood of rate declines in the near term as very probable but is nonetheless currently contemplating actions which can be taken to minimize the identified risk in the declining rate environment.

The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, including the nature and timing of interest rate levels such as yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment or replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances about the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

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

The Company also performs economic value of equity modeling as a measurement tool. The market value of equity measures the degree to which the market value of the Company’s assets and liabilities will change given a change in interest rates.

The following table presents the economic value of equity shock analysis at June 30, 2005:

Change in Yield Curve	(in thousands) Change in Economic Value of Equity
+200 basis points	$37,355
Flat	$36,829
-200 basis points	$26,271

ALCO guidelines limit the change in economic value of equity in a 200 basis point parallel rate shock to 25% of the economic value of equity assuming interest rates at June 30, 2005. In the down 200 basis points shock scenario, the % change currently exceeds this guideline. Management is currently contemplating actions which can be taken to minimize the identified risk in the declining rate environment.

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

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive and financial officer. Based upon that evaluation, our management concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic filings with the Commission.

We also maintain a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During its most recent review of the internal controls over financial reporting, management identified that general ledger reconciliation procedures at the mortgage segment were not being effectively monitored. Stronger oversight procedures were immediately instituted. There were no changes in our internal control over financial reporting identified in connection with the evaluation of it that occurred during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or to which the property of the Company is subject.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

Millennium Bankshares Corporation held its Annual Meeting of Shareholders on May 5, 2005 in Reston, Virginia. The shareholders were asked to vote on the election of three Class C directors. The votes cast for or withheld for the election of directors were as follows:

NAME	CLASS	FOR	WITHHELD
Grayson P. Hanes	C	6,686,872	720,420
Stewart R. Little	C	7,363,362	43,930
David B. Morey	C	6,707,672	699,620

Item 5. Other Information.

None

Item 6. Exhibits

2.1	Agreement and Plan of Reorganization dated June 9, 2005 between Millennium Bankshares Corporation and Albemarle First Bank, attached as Exhibit 2.1 to the Current Report on Form 8-K filed with the Commission on June 10, 2005, incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14(a). Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14(a). Filed herewith

32.1	Statement of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLENNIUM BANKSHARES CORPORATION
(Registrant)

Date: August 15, 2005	/s/ Carroll C. Markley
Carroll C. Markley
Chairman of the Board and
Chief Executive Officer
(as principal executive officer)

Date: August 15, 2005	/s/ Dale G. Phelps
Dale G. Phelps
Chief Financial Officer
(as principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization dated June 9, 2005 between Millennium Bankshares Corporation and Albemarle First Bank, attached as Exhibit 2.1 to the Current Report on Form 8-K filed with the Commission on June 10, 2005, incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14(a). Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14(a). Filed herewith

32.1	Statement of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith