Form 10-Q/A
period 2005-03-31
MILLENNIUM BANKSHARES CORP
filed 2005-10-06
CIK 1158678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

8,785,959 shares of common stock, par value $5.00 per share,

outstanding as of April 15, 2005

Explanatory Note

This Amendment No. 1 to quarterly report on Form 10-Q/A (“Form 10-Q/A”) is being filed to amend the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2005, which was originally filed on May 17, 2005 (the “Original Form 10-Q”). This Form 10-Q/A corrects two line items on the Consolidated Statements of Income included in Item 1 Part 1 and the Table setting forth average balances of total interest earning assets and total interest bearing liabilities included in Item 2 Part I. In the Original Form 10-Q, interest and fees on loans was reported as $4,010 (in thousands) and interest on securities available for sale-taxable was reported as $1,447 (in thousands). The corrected amounts are $4,474 (in thousands), $983 (in thousands), respectively. In the Table setting forth average balances of total interest earning assets and total interest bearing liabilities in the Original Form 10-Q/A, loan interest was reported as $4,010 (in thousands) with a yield on loans of 5.88% and securities interest was reported as $1,481 (in thousands) with a yield thereon of 5.98%. The corrected amounts are $4,474 (in thousands) with a yield of 6.56% and $1,017 (in thousands) with a yield of 4.06%, respectively. No other information contained in the Original Form 10-Q is being amended hereby. This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q.

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains the complete text of Items 1 and 2 of Part I, as well as certain currently dated certifications. Unaffected items have not been repeated in this Form 10-Q/A.

MILLENNIUM BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MILLENNIUM BANKSHARES CORPORATION

Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	(Unaudited) March 31, 2005	December 31, 2004
Assets:
Cash and due from banks	$6,041	$2,974
Federal funds sold	4,951	55
Investment securities available for sale	118,280	86,219
Loans held for sale	41,916	29,337
Loans, receivable, (net of allowance for loan losses of $3,004 at March 31, 2005 and $2,925 at December 31, 2004)	246,624	246,919
Bank premises and equipment, net	2,360	2,467
Accrued interest receivable	1,888	1,583
Other assets	3,436	2,304

Total assets	$425,496	$371,858

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Demand	$29,430	$22,924
NOW accounts	30,359	9,348
Savings and money market	128,948	117,606
Time	130,071	130,955

Total deposits	318,808	280,833

Federal funds purchased /repurchase agreements	11,781	7,066
Advances from FHLB	36,500	26,500
Subordinated debentures	8,000	8,000
Accrued interest payable	660	581
Other liabilities	2,919	1,767

Total liabilities	378,668	324,747

Shareholders’ Equity:
Common stock, par value $5.00 per share, authorized 10,000,000 shares; Issued and outstanding at December 31, 2004 – 8,780,369 Issued and outstanding at March 31, 2005– 8,785,959	43,928	43,902
Capital surplus	4,058	4,056
Retained earnings (deficit)	518	(167)
Accumulated other comprehensive income	(1,676)	(680)

Total shareholders’ equity	46,828	47,111

Total liabilities and shareholders’ equity	$425,496	$371,858

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

	Unaudited
	For the Three Months Ended March 31,
	2005	2004
Interest Income
Interest and fees on loans	$4,474	$3,335
Interest on securities available for sale:
Taxable	983	770
Non-taxable	3	—
Dividends	31	27
Interest on federal funds sold and other	16	10

Total interest income	5,507	4,142

Interest Expense
Interest on deposits	1,984	1,503
Interest on other borrowings	406	170

Total interest expense	2,390	1,673

Net interest income	3,117	2,469
Provision for loan losses	97	—

Net interest income after provision for loan losses	3,020	2,469

Other Income
Service charges on deposit accounts	68	55
Gains/Fees on loans held for sale	2,448	528
Gain on sale of securities	—	10
Other operating income	119	84

Total other income	2,635	677

Other Expense
Salaries and employee benefits	2,767	1,585
Occupancy and equipment expense	708	569
Marketing, promotion & advertising expense	46	26
Other operating expenses	1,094	647

Total other expense	4,615	2,827

Income before income taxes	1,040	319
Income tax expense	355	108

Net income	$685	$211

Comprehensive Income (loss)	(311)	782
Earnings per weighted average share
Net income per share, basic	$0.08	$0.06
Net income per share, diluted	$0.08	$0.05

Weighted average shares outstanding
Basic	8,783,697	3,642,978
Diluted	8,880,677	4,390,078

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months ended March 31, 2005

(In Thousands Except Per Share Data)

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings/ Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances December 31, 2004	$43,902	$4,056	$(167)	$(680)	$47,111
Options exercised	26	2			28
Net income			685		685
Changes in net unrealized gain (loss) on securities available for sale, net of tax effect				(996)	(996)

Total comprehensive income					(311)

Balances – March 31, 2005	$43,928	$4,058	$518	$(1,676)	$46,828

See Accompanying Notes to Consolidated Financial Statements

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

	Unaudited
	For the Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$685	$211
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	97	—
Depreciation and amortization	232	254
Discount accretion and premium amortization on securities, net	203	82
Realized gain on sale of securities available for sale	—	(10)
Loss on disposal of assets	—	61
Decrease (increase) in loans held for sale, net	(12,579)	(16,547)
(Increase) decrease in other assets	(3,150)	(54)
Increase (decrease) in other liabilities	1,232	211

Net cash used in operating activities	(13,280)	(15,792)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in federal funds sold	(4,896)	(4,373)
Decrease (increase) in loans receivable, net	198	(3,776)
Purchase of securities available for sale	(33,140)	(4,048)
Sales of securities available for sale	—	26,721
Paydown of securities available for sale	1,591	1,641
Purchase of bank premises and equipment	(124)	(20)
Proceeds from disposal of property	0	—

Net cash provided by (used in) investing activities	(36,371)	16,145

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	28	13
Net increase in deposits	37,975	7,833
Proceeds from FHLB borrowings	10,000	—
Increase (decrease) in funds purchased and securities sold under agreements to repurchase	4,715	(5,586)

Net cash provided by financing activities	52,718	2,260

Increase (decrease) in cash and cash equivalents	3,067	2,613
CASH AND CASH EQUIVALENTS
Beginning	2,974	2,305

Ending	$6,041	$4,918

SUPPLEMENTAL DISCLOSURES:
NON-CASH INVESTING AND FINANCING ACTIVITIES-
Loans transferred from held for sale to held to maturity	$—	$881

CASH PAID FOR INTEREST	$2,085	$1,532

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

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2005	2004
Net income as reported	$685	$211
Deduct: Total stock based employees’ compensation expense determined under fair value based method for all awards, net of related tax effects	(12)	(11)

Pro forma	$673	$200

Earnings per share:
Basic – as reported	$0.08	$0.06

Basic – pro forma	$0.08	$0.05

Diluted – as reported	$0.08	$0.05

Diluted – pro forma	$0.08	$0.05

Note 3. Securities

Securities available for sale at March 31, 2005 are summarized below:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$73,271	—	$(1,957)	$71,314
Mortgage backed securities	41,434	—	(584)	40,850
Municipal Securities	2,846	—	—	2,846
Other	3,270	—	—	3,270

	$120,821	—	$(2,541)	$118,280

Note 4. Loans

The consolidated loan portfolio is composed of the following:

	March 31, 2005	December 31, 2004
	(In Thousands)
Loans held for sale	$41,916	$29,337
Loan receivable, net	246,624	246,919

	$288,540	$276,256

Residential real estate loans	$86,213	$104,884
Commercial real estate loans	148,519	120,021
Construction loans	36,376	35,570

Total real estate loans	271,108	260,475
Commercial loans	17,480	14,688
Consumer loans	3,030	4,152
Overdrafts	68	13

Subtotal	291,686	279,328
Allowance for loan losses	(3,004)	(2,925)
Deferred loan costs	(142)	(147)

Loans, net	$288,540	$276,256

Note 5. Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	March 31, 2005	December 31, 2004
	(In Thousands)
Balance at January 1	$2,925	$3,057
Provision charged to operating expense	97	271
Recoveries added to the allowance	22	118
Loan losses charged to the allowance	(40)	(521)

Balance at the end of the period	$3,004	$2,925

Note 6. Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share (“EPS”) and the effect on the weighted average number of shares of potential dilutive common stock for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004
(Dollars in Thousands, Except Per Share Data)	Weighted Average Shares	Per Share Amount	Weighted Average Shares	Per Share Amount
Basic EPS	8,784	$0.08	3,643	$0.06

Effect of dilutive securities:
warrants	—		584
stock options	97		163

Diluted EPS	8,881	$0.08	4,390	$0.05

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

(Dollars in thousands)	Three Months Ended March 31, 2005
	Average Balances	Earnings/Expense	Yield/Rate
Assets:
Interest Earning Assets:
Loans, net of unearned discounts	$276,508	$4,474	6.56%
Securities	100,409	1,017	4.06%
Federal funds sold	3,117	16	2.08%

Total interest earning assets	380,034	$5,507	5.88%
Other assets	9,201

Total assets	$389,235

Interest-Bearing Liabilities:
Interest-bearing deposits	$272,480	$1,984	2.95%
Borrowed funds	43,678	406	3.77%

Total interest-bearing liabilities	316,158	$2,390	3.07%
Other Liabilities:
Demand deposits	22,481
Other liabilities	1,846

Total liabilities	340,485
Shareholders’ equity	48,750

Total liabilities and shareholders’ equity	$389,235

Net interest income		$3,117

Interest spread (1)			2.81%
Net interest yield on earning assets (net interest margin) (2)			3.33%

(1)	Interest spread is the average yield earned on earning assets less the average rate incurred on interest bearing liabilities.
(2)	Net interest margin is net interest income expressed as a percentage of average earning assets.

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

Non-Interest Expense

Total non-interest expense includes employee-related costs, occupancy and equipment expense and other overhead. For the three months ended March 31, 2005, non-interest expenses were $4.6 million, compared to $2.8 million for the same period in 2004. Salaries and benefits expense for the three months ended March 31, 2005 increased by $1.2 million compared to the same period in 2004 primarily as a result of additional mortgage lenders and support staff for that function as well as increased commissions on the higher volume of mortgage loans. Net occupancy expenses were $708,000 as compared to $569,000 for the three-month periods ended March 31, 2005 and 2004, respectively. This increase was primarily due to increased occupancy expenses related to additional staffing of the mortgage subsidiary and the new Warrenton branch that opened on August 9, 2004. Other operating expenses (consisting of professional fees and administrative expenses) increased by $447,000 for the three months of 2005 as compared to the same period of 2004. Due to management’s decision to operate Millennium Capital as a separate segment of the bank, consultants were hired to implement new software and processes.

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

The following table indicates the amount of the Company’s time deposits by time remaining until maturity at March 31, 2005:

	Maturity
(Dollars in thousands)	3 Months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
Certificates of deposit less than $100,000	$7,739	$2,957	$6,917	$39,958	$57,571
Certificates of deposit of $100,000 or more	6,329	6,404	5,561	54,206	72,500

Total certificates of deposits	$14,068	$9,361	$12,478	$94,164	$130,071

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

	March 31, 2005 Maturing or Repricing in:
(Dollars in thousands)	3 Months or less	4-12 Months	1-5 Years	Over 5 Years
Interest-sensitive assets:
Loans (1)	$166,053	$9,469	$101,553	$14,470
Investments (2)(3)	0	0	16,320	98,691
Federal funds sold	4,951	0	0	0

Total interest-sensitive assets	171,004	9,469	117,873	113,161

Cumulative interest-sensitive assets	171,004	180,473	298,346	411,507

Interest-sensitive liabilities:
NOW accounts	30,359	0	0	0
Savings/Money Market deposit accounts	128,948	0	0	0
Time deposits	14,068	21,839	92,730	1,434
Borrowed funds	25,281	10,000	16,000	5,000

Total interest-sensitive liabilities	198,655	31,839	108,730	6,434

Cumulative interest-sensitive liabilities	198,655	230,494	339,224	345,658

Period gap	$(27,651)	$(22,370)	$9,143	$106,727
Cumulative gap	$(27,651)	$(50,021)	$(40,878)	$65,849
Ratio of cumulative interest-sensitive assets to cumulative interest-sensitive liabilities	86.08%	78.30%	87.95%	118.05%
Ratio of cumulative gap to total assets	(6.50)%	(11.76)%	(9.61)%	15.48%

Total assets	$425,496	$425,496	$425,496	$425,496

(1)	Loans maturing or repricing in three months or less include $41.9 million of mortgage loans held for sale.
(2)	Excludes Federal Reserve Stock and Community Bankers Bank stock.
(3)	Anticipates prepayments on mortgage backed securities.

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

(Dollars in thousands)	1 Year or Less	1 Year To 5 Years	5 Years To 10 Years	After 10 Years
Maturity Distribution
U. S. agency issues	—	$10,791	$55,917	$4,606
Mortgage backed securities	—	5,529	5,423	29,898
Federal Home Loan Bank/Other	—	—	—	2,402
Municipal Tax Exempt			874	1,972
Federal Reserve Bank stock	—	—	—	868

Total Maturity Distribution	—	$16,320	$62,214	$39,746

Weighted Average Yield
U. S. agency issues	—	3.95%	4.19%	5.72%
Mortgage backed securities	—	3.46%	4.09%	3.95%
Federal Home Loan Bank/Other	—	—	—	3.50%
Municipal Tax Exempt			3.51%	3.83%
Federal Reserve Bank stock	—	—	—	6.00%

Total Portfolio Weighted Average Yield	—	3.76%	4.29%	4.37%

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

	March 31, 2005
(Dollars in thousands)	Commercial, Financial and Agricultural	Commercial Real Estate/ Construction
Within 1 year	$4,880	$14,275

Variable Rate:
1 to 5 years	5,085	43,262
After 5 years	5,993	108,453

Total	$11,078	$151,715

Fixed Rate:
1 to 5 years	3,664	10,677
After 5 years	0	8,228

Total	$3,664	$18,905

Total Maturities	$19,622	$184,895

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

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand.

•	reliance on our management team, including our ability to attract and retain key personnel;

•	the successful management of interest rate risk;

•	changes in general economic and business conditions in our market area;

•	changes in interest rates and interest rate policies;

•	problems with technology utilized by the Company;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	changes in banking and other laws and regulations applicable to both the Company and the Bank;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	maintaining cost controls and asset quality as we open or acquire new branches;

•	maintaining capital levels adequate to support our growth;

•	demand, development and acceptance of new products and services; and

•	changing trends in customer profiles and behavior in the market place.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward looking statements. In addition, our past results of operations do not necessarily indicate our future results.

PART II. OTHER INFORMATION

Item 6. Exhibits

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

MILLENNIUM BANKSHARES CORPORATION
(Registrant)

Date: October 6, 2005	/s/ Carroll C. Markley
Carroll C. Markley
Chairman of the Board and
Chief Executive Officer

Date: October 6, 2005	/s/ Dale G. Phelps
Dale G. Phelps
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14(a). Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14(a). Filed herewith

32.1	Statement of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith