Form 10-Q
period 2005-09-30
MILLENNIUM BANKSHARES CORP
filed 2005-11-14
CIK 1158678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’ classes of common stock, as of the latest practicable date:

8,798,779 shares of common stock, par value $5.00 per share,

outstanding as of November 7, 2005

MILLENNIUM BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

MILLENNIUM BANKSHARES CORPORATION

Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	(Unaudited) September 30, 2005	December 31, 2004
Assets:
Cash and due from banks	$8,090	$2,974
Federal funds sold	570	55
Investment securities available for sale	114,096	86,219
Loans held for sale	31,059	29,337
Loans, receivable, (net of allowance for loan losses of $3,365 at September 30, 2005 and $2,925 at December 31, 2004)	259,214	246,919
Bank premises and equipment, net	2,432	2,467
Accrued interest receivable	2,086	1,583
Bank owned life insurance	8,112	—
Other assets	2,057	2,304

Total assets	$427,716	$371,858

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Demand	$29,015	$22,924
NOW accounts	44,085	9,348
Savings and money market	98,375	117,606
Time	127,586	130,955

Total deposits	299,061	280,833
Federal funds purchased /repurchase agreements	7,757	7,066
Advances from FHLB	61,500	26,500
Subordinated debentures	8,000	8,000
Accrued interest payable	818	581
Other liabilities	2,355	1,767

Total liabilities	379,491	324,747

Shareholders’ Equity:
Common stock, par value $5.00 per share, authorized 10,000,000 shares; Issued and outstanding at December 31, 2004 – 8,780,369 Issued and outstanding at September 30, 2005– 8,798,689	43,993	43,902
Capital surplus	4,075	4,056
Retained earnings (deficit)	1,482	(167)
Accumulated other comprehensive income (loss)	(1,325)	(680)

Total shareholders’ equity	48,225	47,111

Total liabilities and shareholders’ equity	$427,716	$371,858

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

	Unaudited For the Three Months Ended September 30,		Unaudited For the Nine Months Ended September 30,
	2005	2004	2005	2004
Interest Income
Interest and fees on loans	$5,114	$4,053	$14,316	$11,075
Interest on securities available for sale
Taxable	1,141	763	3,300	2,215
Tax Exempt	43	—	87	—
Dividends	53	30	131	77
Interest on federal funds sold	5	21	27	40

Total interest income	6,356	4,867	17,861	13,407
Interest Expense
Interest on deposits	2,219	1,507	6,384	4,482
Interest on other borrowings	817	365	1,854	734

Total interest expense	3,036	1,872	8,238	5,216

Net interest income	3,320	2,995	9,623	8,191
Provision for Loan Losses	220	163	599	271

Net interest income after provision for loan losses	3,100	2,832	9,024	7,920
Other Income
Service charges on deposit accounts	65	67	205	182
Gains/fees on loans held for sale	2,878	2,421	8,438	4,601
Gain on sale of securities	—	(6)	1	4
Other operating income	192	283	771	381

Total other income	3,135	2,765	9,415	5,168
Other Expense
Salaries and employee benefits	3,405	2,992	9,830	6,746
Net occupancy expense of premises	659	560	2,269	1,892
Advertising	136	56	253	119
Other operating expenses	1,217	1,005	3,611	2,459

Total other expense	5,417	4,613	15,963	11,216

Income before income taxes	818	984	2,476	1,872
Income tax expense	300	349	827	647

Net income	$518	$635	$1,649	$1,225

Earnings Per Weighted Average Share:
Net income per share, basic	$0.06	$0.07	$0.19	$0.19
Net income per share, diluted	$0.06	$0.07	$0.18	$0.18
Dividends per share	$0.00	$0.00	$0.00	$0.00
Weighted average shares outstanding:
Basic	8,798,481	8,775,350	8,790,970	6,452,907
Diluted	8,956,423	8,931,098	8,920,153	6,852,186

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months ended September 30, 2005

(In Thousands Except Per Share Data)

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings/ Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2004	$43,902	$4,056	$(167)	$(680)	$47,111
Options exercised	91	19			110
Net income			1,649		1,649
Changes in net unrealized (loss) on securities available for sale, net of tax effect				(645)	(645)

Total comprehensive income					1,004

Balances – September 30, 2005	$43,993	$4,075	$1,482	$(1,325)	$48,225

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

	Unaudited
	For the Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,649	$1,225
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	599	271
Depreciation and amortization	724	679
Discount accretion and premium amortization on securities, net	94	227
Realized gain on sales/call of securities available for sale	(1)	(4)
Loss on disposal of assets	15	133
Increase in loans held for sale, net	(1,722)	(23,277)
Increase in cash surrender value of bank owned life insurance	(112)	—
Decrease in other assets	76	172
Increase in other liabilities	825	263

Net cash provided by (used) in operating activities	2,147	(20,311)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in federal funds sold	(515)	(3,209)
Increase in loans receivable, net	(12,894)	(31,092)
Purchase of securities available for sale	(38,625)	(26,717)
Sales of securities available for sale	—	47,485
Paydown of securities available for sale	9,678	4,855
Purchase of bank owned life insurance	(8,000)	—
Purchase of bank premises and equipment	(704)	(1,236)
Proceeds from disposal of property	—	16

Net cash used in investing activities	(51,060)	(9,898)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	110	29,141
Net increase (decrease) in deposits	18,228	(15,085)
Increase in FHLB borrowings	35,000	26,100
Increase in funds purchased and securities sold under agreements to repurchase	691	(5,389)

Net cash provided by financing activities	54,029	34,767

Increase in cash and cash equivalents	5,116	4,558
CASH AND CASH EQUIVALENTS
Beginning	2,974	2,305

Ending	$8,090	$6,863

SUPPLEMENTAL DISCLOSURES:
NON-CASH INVESTING AND FINANCING ACTIVITIES-
Loans transferred from held for sale to held to maturity	$—	$1,003

CASH PAID FOR TAXES	$1,636	$16

CASH PAID FOR INTEREST	$8,001	$5,320

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Notes to Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2005 and 2004 (Unaudited)

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

The accompanying consolidated financial statements have been prepared in accordance with the requirements of the rules and regulations of the Securities and Exchange Commission. As a result, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, however, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2005 and the results of operations for the three- and nine-month periods ended September 30, 2005 and 2004.

These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the three- and nine-month month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Note 2.	Pending Acquisition

On June 10, 2005, the Company announced the signing of a definitive agreement wherein Albemarle First Bank (NASDAQ: “AFBK”) will be combined with the Company in a transaction valued at approximately $29.0 million. Under the terms of the definitive agreement as amended, shareholders of AFBK will receive, for each share of AFBK common stock they own, a number of shares of the Company’s common stock with an aggregate market value equal to $15.80 per share or $15.80 in cash, subject to the limitation that no more than 50% of the total consideration will be in the form of cash. Shareholders of AFBK may elect to receive the Company’s common stock, cash, or a combination of common stock and cash for their shares of AFBK common stock, subject to pro ration in the event the aggregate cash elections exceed the 50% maximum.

The actual number of shares of the Company’s common stock to be issued in the transaction for each share of AFBK common stock will be determined based upon the average closing prices of the Company’s common stock over a period of time preceding the closing of the transaction and, subject to certain exceptions described in the definitive agreement, will not exceed 2.2571 or be less than 1.8810 shares of the Company’s common stock for each share of AFBK common stock. The $29.0 million transaction value includes the assumption by the Company of all outstanding AFBK stock options and assumes that all warrants to acquire AFBK common stock that are currently outstanding will be exercised prior to the closing of the transaction.

The acquisition is subject to the approval of both companies’ shareholders as well as the approval of the Board of Governors of the Federal Reserve System and the Virginia Bureau of Financial Institutions and the satisfaction or waiver of other conditions described in the joint proxy statement/prospectus mailed to the shareholders of each company and filed by us with the Securities and Exchange Commission. We have received the approval of the Virginia Bureau of Financial Institutions for the acquisition. In addition, the shareholders of each company are expected to vote on matters related to the acquisition on November 28, 2005 and our application with the Federal Reserve Board for approval has been filed with, but not yet acted upon by, the Federal Reserve Board. We cannot be certain whether each of the remaining conditions to the merger will be satisfied. If the remaining conditions are satisfied, we expect to close the acquisition in December 2005 or January 2006.

Note 3.	Stock Option Plan

The Company accounts for its stock option plan for directors and employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Nine Months Ended September 30,
(In thousands, except per share data)	2005	2004
Net income as reported	$1,649	$1,225
Deduct: Total stock based employees’ compensation expense determined under fair value based method for all awards, net of related tax effects	(57)	(110)

Pro forma	$1,592	$1,115

Earnings per share:
Basic – as reported	$0.19	$0.19

Basic – pro forma	$0.18	$0.17

Diluted – as reported	$0.18	$0.18

Diluted – pro forma	$0.18	$0.16

	Three Months Ended September 30,
(In thousands, except per share data)	2005	2004
Net income as reported	$518	$635
Deduct: Total stock based employees’ compensation expense determined under fair value based method for all awards, net of related tax effects	(17)	(8)

Pro forma	$501	$627

Earnings per share:
Basic – as reported	$0.06	$0.07

Basic – pro forma	$0.06	$0.07

Diluted – as reported	$0.06	$0.07

Diluted – pro forma	$0.06	$0.07

Note 4.	Securities

Securities available for sale at September 30, 2005 are summarized below:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S.
Government agencies	$71,280	$—	$(1,490)	$69,790
Mortgage backed securities	35,902	3	(515)	35,390
Obligations of states and political subdivisions	4,529	5	(11)	4,523
Other	4,393	—	—	4,393

	$116,104	8	$(2,016)	$114,096

Securities available for sale at December 31, 2004 are summarized below:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S.
Government agencies	$62,636	$—	$(946)	$61,690
Mortgage backed securities	21,866	16	(101)	21,781
Other	2,748	—	—	2,748

	$87,250	16	$(1,047)	$86,219

Note 5.	Loans

The consolidated loan portfolio is composed of the following:

	September 30, 2005	December 31, 2004
	(In Thousands)
Loans held for sale	$31,059	$29,337
Loan receivable, net	259,214	246,919

	$290,273	$276,256

Residential real estate loans	$99,681	$104,884
Commercial real estate loans	133,419	120,021
Construction loans	43,682	35,570

Total real estate loans	276,782	260,475
Commercial loans	14,118	14,688
Consumer loans	2,859	4,152
Overdrafts	68	13

Subtotal	293,827	279,328
Allowance for loan losses	(3,365)	(2,925)
Deferred loan fees	(189)	(147)

Loans, net	$290,273	$276,256

Note 6.	Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	September 30, 2005	December 31, 2004
	(In Thousands)
Balance at January 1	$2,925	$3,057
Provision charged to operating expense	599	271
Recoveries added to the allowance	87	118
Loan losses charged to the allowance	(246)	(521)

Balance at the end of the period	$3,365	$2,925

Note 7.	Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share (“EPS”) and the effect on the weighted average number of shares of potential dilutive common stock for the three and nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004
(In thousands, except per share data)	Weighted Average Shares	Per Share Amount	Weighted Average Shares	Per Share Amount
Basic EPS	8,791	$0.19	6,453	$0.19

Effect of dilutive securities:
Warrants	—		256
Stock options	129		144

Diluted EPS	8,920	$0.18	6,853	$0.18

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004
(In thousands, except per share data)	Weighted Average Shares	Per Share Amount	Weighted Average Shares	Per Share Amount
Basic EPS	8,798	$0.06	8,775	$0.07

Effect of dilutive securities:
Warrants	—		—
Stock options	158		156

Diluted EPS	8,956	$0.06	8,931	$0.07

Note 8.	Segment Information

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

For the nine months ended September 30, 2005	Banking	Mortgage Banking	Consolidated Total
Net interest income	$9,485	$138	$9,623
Other revenue	977	—	977
Provision for loan losses	338	261	599
Net gain on sale of loans	511	7,927	8,438
Income tax expense (benefit)	796	31	827
Segment profit (loss)	$1,589	$60	$1,649
Segment assets	$394,920	$32,796	$427,716

For the year ended December 31, 2004	Banking	Mortgage Banking	Consolidated Total
Net interest income	$10,837	$380	$11,217
Other revenue	656	(95)	561
Provision for loan losses	271	—	271
Net gain on sale of loans	992	6,415	7,407
Income tax expense (benefit)	1,548	(518)	1,030
Segment profit (loss)	$3,016	$(1,007)	$2,009
Segment assets	$342,106	$29,752	$371,858

Note 9.	Recent Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued statement No. 123R (“SFAS No. 123R”), “Share-Based Payment.” This statement requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after December 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on the Company’s results of operations will depend on the level of future option grants, the fair value of the options granted at a future date, as well as the vesting period provided, and thus cannot currently be predicted.

In May 2005, the FASB issued Statement No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” Among other things, SFAS No. 154 requires that a voluntary change in accounting principle be applied retroactively with all prior period financial statements presented on the new accounting principle, unless it is impractical to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

Note 10.	Other Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Change in unrealized holding gains (losses) On available-for-sale securities	$(562)	$2,084	$(977)	$334
Reclassification adjustment for gains realized in income	—	6	(1)	(4)

Net unrealized gains (losses)	(562)	2,090	(978)	330
Tax effect	192	(716)	333	(111)

Other comprehensive income (loss)	$(370)	$1,374	$(645)	$219

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company for the three and nine months ended September 30, 2005 should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in this report.

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

Financial Summary

General

For the three months ended September 30, 2005, the Company reported net income of $518,000 or $0.06 per diluted share, compared to net income of $635,000, or $0.07 per diluted share, for the same period in 2004. The decrease in net income is attributable to several key factors. Although net interest income increased 11% compared with the same period last year on average earning asset growth of 16%, the net interest margin fell to 3.22% from 3.37% reflecting the effects of an increased reliance on wholesale borrowings. Noninterest income for the three months ended September 30, 2005 was $3.1 million as compared to $2.8 million for the same period of 2004 due primarily to an increase in gains and fees on loans sold on the secondary market. Noninterest expense for the three months ended September 30, 2005 increased 17% compared with the same period last year, due in large measure to a 14% increase in salaries and benefits, which included volume-based commissions on the sale of loans held for sale. The Company also made several additions to staff certain areas of the Company. An unfavorable increase in the operating efficiency ratio (from 80.09% to 83.92%) was a key factor in the decline in net income for the three months ended September 30, 2005 compared to the same period last year. Operating efficiency is calculated by dividing noninterest expense by the sum of taxable equivalent net interest income and other noninterest income. The annualized return on average assets and return on equity for the three-month period ended September 30, 2005, were 0.48% and 4.18%, respectively, compared to 0.70% and 5.39%, respectively, for the same period in 2004.

For the nine months ended September 30, 2005, the Company reported net income of $1.6 million or $0.18 per diluted share, compared to net income of $1.2 million, or $0.18 per diluted share, for the same period in 2004. The increase in net income is primarily attributable to an increase in net interest income of $1.4 million due to an increase in average interest earning assets. Fees and gains on sale of mortgage loans increased $3.8 million, but were offset by increased salaries and benefits paid of $3.1 million, which reflects the impact of mortgage loan officer commissions. Non-interest income was $9.4 million for the first nine months of 2005 as compared to $5.2 million for the same period of 2004 due primarily to an increase in gains and fees on loans sold on the secondary market and increases in SBA fee income, included in other operating income. An increase in non-interest expense from $11.2 million for the nine-month period ended September 30, 2004 to $16.0 million for the same nine month period in 2005 resulted primarily from increased commissions on the sale of loans held for sale and increased staffing in certain areas of the Company. The annualized return on average assets and return on equity for the nine-month period ended September 30, 2005, were 0.53% and 4.50%, respectively, compared to 0.49% and 4.90%, respectively, for the comparable period in 2004.

Total assets increased to $427.7 million at September 30, 2005, compared to $371.9 million at December 31, 2004, representing an increase of $55.8 million or 15.0%. Loans, net of allowance for loan losses at September 30, 2005, including loans held for sale, were $290.3 million, an increase of $14.1 million from the December 31, 2004 amount of $276.2 million. Growth in loans was principally concentrated in the commercial real estate sector. The investment portfolio increased $27.9 million to $114.1 million at September 30, 2005, compared to $86.2 million at December 31, 2004, as additional balance sheet leveraging was undertaken. Other assets increased to $10.2 million at September 30, 2005 from $2.3 million at December 31, 2004. The increase reflects the purchase in 2005 of $8.0 million in Bank Owned Life Insurance. The income from this product partially funds the cost of providing health benefits to employees. Total deposits increased $18.3 million to $299.1 million at September 30, 2005 from $280.8 million at December 31, 2004. This deposit increase was primarily due to the introduction of two new products which have been received favorably in the marketplace.

Shareholders’ equity was $48.2 million at September 30, 2005. This amount represents an increase of $1.1 million from the December 31, 2004 amount of $47.1 million. Shareholders’ equity increased by earnings in the first nine months of 2005 and by the exercise of options to acquire additional shares of common stock, but was reduced by a decrease in other comprehensive income. Other comprehensive income includes the change in the unrealized gain(loss) value of the investment portfolio due to changes in interest rates, net of taxes. The net unrealized loss in the investment portfolio, net of tax, increased $645,000 from December 31, 2004 to September 30, 2005 as market rates continued to increase in 2005. Book value per share was $5.48 at September 30, 2005 and $5.37 at December 31, 2004. In 2004 capital of approximately $29.1 million, net of expenses, was raised.

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

As reflected in Table 1, net interest income on a fully taxable-equivalent basis was $3.3 million for the three months ended September 30, 2005 compared to $3.0 million for the same period in 2004. Interest income for the three months ended September 30, 2005 was $6.4 million, up from $4.9 million for the same period last year. The interest income increase was attributable to a 16.4% increase in average earning assets coupled with a 67 basis point increase in gross yield. Loan yield increased 95 basis points as existing variable rate loans tied to prime repriced upward concurrent with the continuing tightening of short-term rates by the Federal Open Market Committee and as new volume was originated in a rising rate environment. Average loans increased 8.5% while average investment securities increased 44.7%. Interest expense increased $1.1 million as the average balance of deposits and borrowed funds increased as well as the rates paid thereon. Since much of the increased funding was concentrated in higher-rate products, the rate paid on interest-bearing liabilities increased in greater magnitude than earning asset yield. Since deposit growth did not keep pace with earning asset growth there was a heavier reliance on wholesale funding. Funding of earning assets from interest free sources also declined from 16.8% for the three-month period ended September 30, 2004 to 13.7% for the same period this year. With market rates continuing to rise, the Company will attempt to grow its core deposit base, particularly in interest-free checking. The net interest margin decreased by 15 basis points to 3.22% for the three-month period ended September 30, 2005 as compared to 3.37% in the same period in 2004.

TABLE 1

	Three Months Ended
	September 30, 2005			September 30, 2004
(Dollars in thousands)	Average Balances	Income/ Expense	Yield/ Rate	Average Balances	Income/ Expense	Yield/ Rate
Assets:
Interest Earning Assets:
Loans, net of unearned discounts	$292,278	$5,114	6.94%	$269,303	$4,053	5.99%
Securities(3)	117,876	1,259	4.24%	81,471	793	3.87%
Federal funds sold	1,013	5	1.96%	2,379	21	3.51%

Total interest earning assets	411,167	$6,378	6.15%	353,153	$4,867	5.48%
Other assets	19,987			8,148

Total assets	$431,154			$361,301

Interest-Bearing Liabilities:
Interest-bearing deposits	$279,227	$2,219	3.15%	$238,955	$1,507	2.51%
Borrowed funds	75,777	817	4.28%	54,840	365	2.65%

Total interest-bearing liabilities	355,004	$3,036	3.39%	293,795	$1,872	2.53%
Other Liabilities:
Demand deposits	23,916			19,474
Other liabilities	3,014			1,149

Total liabilities	381,934			314,418
Shareholders’ equity	49,220			46,882

Total liabilities and shareholders’ equity	$431,154			$361,300

Net interest income		$3,342			$2,995

Interest spread (1)			2.76%			2.95%
Net interest yield on earning assets (net interest margin) (2)			3.22%			3.37%

(1)	Interest spread is the average yield earned on earning assets less the average rate incurred on interest bearing liabilities.

(2)	Net interest margin is net interest income expressed as a percentage of average earning assets.

(3)	Income computed on a fully tax-equivalent basis.

As reflected in Table 2, net interest income on a fully taxable-equivalent basis was $9.7 million for the first nine months of 2005 compared to $8.2 million for the same period in 2004. Interest income for the nine months ended September 30, 2005 was $17.9 million, up from $13.4 million for the same period last year. The interest income increase was attributable to a 21.0% increase in average earning assets coupled with a 57 basis point increase in gross yield. Loan yield increased 79 basis points as existing variable rate loans tied to prime repriced upward concurrent with the continuing tightening of short-term rates by the Federal Open Market Committee and as new volume was originated in a rising rate environment. Average loans increased 14.4% while average investment securities increased 45.1%. Interest expense increased $3.0 million on increasing rates paid as well as an increase in average balance of deposits and borrowed funds. Since much of the increased funding was concentrated in higher-rate products, the rate paid on interest-bearing liabilities increased in greater magnitude than earning asset yield. Competition for deposits in the Northern Virginia market has been particularly fierce. Since deposit growth did not keep pace with earning asset growth there was a heavier reliance on wholesale funding. The average balance of borrowed funds increased to $62.9 million for the nine months ended September 30, 2005 compared to $34.7 million for the same period last year. Net interest margin decreased by 8 basis points to 3.26% for the nine-month period ended September 30, 2005 as compared to 3.34% in the same period in 2004.

TABLE 2

	Nine Months Ended
	September 30, 2005			September 30, 2004
(Dollars in thousands)	Average Balances	Income/ Expense	Yield/ Rate	Average Balances	Income/ Expense	Yield/ Rate
Assets:
Interest Earning Assets:
Loans, net of unearned discounts	$281,772	$14,316	6.79%	$246,371	$11,075	6.00%
Securities(3)	113,380	3,563	4.20%	78,153	2,292	3.92%
Federal funds sold	1,798	27	2.01%	3,442	40	1.55%

Total interest earning assets	396,950	$17,906	6.03%	327,966	$13,407	5.46%
Other assets	18,515			6,774

Total assets	$415,465			$334,740

Interest-Bearing Liabilities:
Interest-bearing deposits	$277,879	$6,384	3.07%	$246,281	$4,482	2.43%
Borrowed funds	62,856	1,854	3.94%	34,741	734	2.82%

Total interest-bearing liabilities	340,735	$8,238	3.23%	281,022	$5,216	2.49%
Other Liabilities:
Demand deposits	23,368			19,103
Other liabilities	2,355			1,246

Total liabilities	366,458			301,371
Shareholders’ equity	49,007			33,369

Total liabilities and shareholders’ equity	$415,465			$334,740

Net interest income		$9,668			$8,191

Interest spread (1)			2.80%			2.97%
Net interest yield on earning assets (net interest margin) (2)			3.26%			3.34%

(1)	Interest spread is the average yield earned on earning assets less the average rate incurred on interest bearing liabilities.

(2)	Net interest margin is net interest income expressed as a percentage of average earning assets.

(3)	Income computed on a fully tax-equivalent basis.

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

Noninterest Income

The Company’s noninterest income consists primarily of loan fees, net gains/fees on sale of loans and service charges on deposit accounts. For the first nine months of 2005, non-interest income increased to $9.4 million compared to $5.2 million for the comparable period in 2004. Service charges on deposit accounts for the first nine months of 2005 totaled $205,000, compared to $182,000 in the comparable period in 2004, an increase of $23,000. This increase is attributable to higher volume. Gains/fees on loans sold increased to $8.4 million for the first nine months of 2005 from $4.6 million for the same period in 2004 due to increased activity in the mortgage segment. Other operating income increased to $771,000 for the first nine months of 2005 compared to $381,000 for the same period last year. The primary components of the other operating income increase was an increase in bank owned life insurance income of $112,000 and a reduction in losses from the sale/disposal of fixed assets totaling $132,000.

Noninterest income for the third quarter 2005 increased by $370,000 primarily in gains/fees on loans sold as compared to the same quarter of 2004. This increase in sales is due to increased volume in our mortgage segment. Other operating income decreased to $192,000 for the third quarter of 2005 compared to $283,000 for the same period last year. The primary components of the other operating income decrease was a decrease in SBA fee income of $115,000 which was offset by an increase in bank owned life insurance income of $82,000

Noninterest Expense

Total noninterest expense includes employee-related costs, occupancy and equipment expense and other overhead. For the nine months ended September 30, 2005, non-interest expenses were $16.0 million, compared to $11.2 million for the same period in 2004. Salaries and benefits expense for the nine months ended September 30, 2005 increased by $3.1 million compared to the same period in 2004 primarily as a result of additional mortgage lenders and support staff for that function as well as increased commissions on the higher volume of mortgage loans. Net occupancy expenses were $2.3 million as compared to $1.9 million for the nine-month periods ended September 30, 2005 and 2004, respectively. This increase was primarily due to increased occupancy expenses related to additional staffing of the mortgage segment and the new Warrenton branch that opened on August 9, 2004. Other operating expenses (consisting of professional fees and administrative expenses) increased by $1.2 million for the nine months of 2005 as compared to the same period of 2004. Due to management’s decision to operate Millennium Capital as a separate segment of the bank, consultants were hired to implement new software and processes.

Noninterest expense, in the third quarter of 2005, compared to the same quarter of 2004, increased by $804,000. Salaries and benefits expense for the three months ended September 30, 2005 increased by $413,000 compared to the same period in 2004 primarily as a result of additional mortgage lenders and support staff for that function as well as increased commissions on the higher volume of mortgage loans. Net occupancy expenses were $659,000 as compared to $560,000 for the three-month periods ended September 30, 2005 and 2004, respectively. This increase was primarily due to increased occupancy expenses related to additional staffing of the mortgage segment and the new Warrenton branch that opened on August 9, 2004. Other operating expenses (consisting of professional fees and administrative expenses) increased by $212,000 for the three months ended September 30, 2005 as compared to the same period of 2004.

Allowance for Losses on Loans

The allowance for loan losses at September 30, 2005 was $3.4 million, compared to $2.9 million at December 31, 2004. The provision for loans losses was $599,000 for the first nine months of 2005 as compared to $271,000 for the same period in 2004. The allowance for loan losses was 1.13% of total loans outstanding and loans held for sale at September 30, 2005. Net charge-offs as a percentage of average loans at September 30, 2005 were 0.08% for the first nine months of 2005 as compared to 0.06% for the same period of 2004. There was $571,000 in loans on non-accrual status and $66,000 in loans past due 90 days or more and still accruing at September 30, 2005. Management believes the allowance for loan losses was adequate to cover probable incurred credit losses in the loan portfolio at September 30, 2005.

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

In May 2004 the Company raised approximately $29.1 million net in capital through common stock offerings and down-streamed $5.0 million of that capital to the Bank. The Company and the Bank are subject to capital requirements of regulatory agencies. At September 30, 2005, both the Company and the Bank exceeded all such regulatory capital requirements as shown in the following table.

	September 30, 2005
(Dollars in thousands)	Millennium Bankshares Corporation	Millennium Bank
Tier 1 Capital:
Common stock	$43,993	$14,800
Capital surplus	4,075	14,800
Subordinated debentures (1)	8,000	—
Retained earnings	1,482	2,183

Disallowed intangible assets	—	—

Total Tier 1 Capital	$57,550	$31,783

Tier 2 Capital:
Allowance for loan losses (2)	3,365	3,215
Subordinated debentures	—	—

Total Tier 2 Capital	3,365	3,215

Total Risk Based Capital	$60,915	$34,998
Risk Weighted Assets	$299,124	$282,883
Capital Ratios:
Tier 1 Risk-Based	19.24%	11.24%
Total Risk-Based	20.36%	12.37%
Tier 1 Capital to average adjusted total assets	13.35%	7.70%

(1)	Limited to 25% of total Tier 1core capital elements. Remainder, if any, is Tier 2 capital.

(2)	Limited to 1.25% of risk weighted assets.

Deposits

Deposits have been the principal source of funds for use to originate loans and fund investment securities. The Company has employed alternative methods of increasing deposits to fund our mortgage loan operations, including brokered deposits. Brokered deposits are deposits that we obtain through brokers for a fee. Brokered deposits are available in bulk, and they do not require any investments in branch offices, branch personnel or additional spending for marketing or education of employees. The brokered deposits that we obtain consist primarily of 180-day through 24-month certificates of deposits, which may increase our overall cost of funds and decrease our net interest margin. The brokered deposits outstanding were $52.0 million at September 30, 2005 and $65.7 million at December 31, 2004.

The Company attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. We offer statement savings accounts, various checking accounts, various money market accounts, fixed-rate certificates with varying maturities and individual retirement accounts. We are expanding our deposit products and services for businesses.

At September 30, 2005, deposits were $299.1 million, an increase of 6.6% from $280.8 million at December 31, 2004. The deposit increase was primarily in NOW accounts. In order to reduce the overall cost of funds and reduce our reliance on high-cost time deposits and borrowings as a funding source, we continue to direct extensive marketing efforts towards attracting lower cost transaction accounts. However, there is no assurance that these efforts will be successful or, if successful, will reduce our reliance on time deposits and borrowings.

The following table indicates the amount of the Company’s time deposits by time remaining until maturity at September 30, 2005:

	Maturity
(Dollars in thousands)	3 Months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
Certificates of deposit less than $100,000	$4,875	$5,513	$4,331	$39,682	$54,401
Certificates of deposit of $100,000 or more	5,569	7,065	20,287	40,264	73,185

Total certificates of deposits	$10,444	$12,578	$24,618	$79,946	$127,586

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

The Bank’s borrowings also include securities sold under agreements to repurchase and federal funds purchased. Securities sold under agreements to repurchase are collateralized with government agency securities and are essentially deposit equivalents used by our commercial customers. The Bank uses the proceeds for general corporate purposes. At September 30, 2005, the Bank had $7.8 million of federal funds purchased from Community Bankers Bank.

The Bank uses borrowings to supplement deposits when deposit growth does not keep pace with loan growth or when borrowings are available at a lower overall cost to the Bank or they can be invested at a positive rate of return.

At September 30, 2005, the Bank had a borrowing limit of $102.5 million with the Federal Home Loan Bank. The Bank’s outstanding borrowings from the Federal Home Loan Bank totaled $61.5 million at September 30, 2005, which leaves an additional borrowing capacity of $41.0 million. The Bank’s borrowing limit is based on 25% of Bank assets as reported in the Call Report each quarter end date. We also have two lines of credit with the Community Bankers Bank in Virginia in available amounts of $20.7 million secured and $8.7 million unsecured.

Management intends to fund anticipated loan closings and operating needs through cash on hand, brokered deposits, proceeds from the sale of loans, cash generated from operations and anticipated increases in deposits. Current and anticipated marketing programs will be primarily targeted at the attraction of lower cost transaction accounts. If loan growth continues to outpace deposit growth, continued use of wholesale borrowings may be required.

Investments

At September 30, 2005, the Company had $114.1 million in total available for sale securities, an increase of 32.4% from $86.2 million at December 31, 2004. The increase reflects the purchase of $38.6 million in securities offset by a change in market values and paydowns on securities of $9.7 million. The increase in available for sale securities since year-end 2004 was concentrated in mortgage-backed securities and obligations of states and political subdivisions to improve diversification and the overall risk profile of the investment portfolio.

Loans

Net loans consist of total loans, deferred loan fees and the allowance for loan losses. Net loans were $290.3 million at September 30, 2005, including loans held for sale, an increase of 5.1% from the amount at December 31, 2004. Growth in net loans was primarily concentrated in commercial real estate loans. There was no significant change in the overall composition of loans since year-end.

Mortgage Banking Activities

Our mortgage banking activities include rate lock commitments with the customer. In a rate lock commitment, a client, while in the process of obtaining approval for a fixed rate secondary market loan, can, at its own determination, fix or “lock in” the rate on the loan. The commitments are generally for periods of 60 to 90 days and are at market rates. To mitigate risk from interest rate fluctuations and to provide for a mechanism to deliver these loans into the secondary market, we generally enter into forward sales contracts on rate lock commitments on a “best efforts” basis. The Company had commitments to originate $11.5 million in mortgage loans as of September 30, 2005.

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

Non-Performing Assets

We had $571,000 in non-accrual loans at September 30, 2005, compared to $822,000 at December 31, 2004. On the basis of management’s review of its assets, at September 30, 2005, the Bank had classified $3.8 million of its assets as substandard and $584,000 as doubtful. A specific reserve of $125,000 has been established for the assets classified as substandard.

The following table details information concerning non-accrual, past due and restructured loans at the dates indicated:

(Dollars in thousands)	September 30, 2005	December 31, 2004
Non-accrual loans	$571	$822
Foreclosed properties	0	0
Restructured loans	0	0

Total non-performing assets	$571	$822

Loans past due 90 days or more And still accruing interest	$66	$339

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

Caution About Forward Looking Statements

We make forward looking statements in this report that are subject to risks and uncertainties. These forward looking statements include statements regarding our pending acquisition, profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements.

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability to successfully manage our growth or implement our growth strategies, if we are unable to identify attractive markets, locations or opportunities to expand;

•	reliance on our management team, including our ability to attract and retain key personnel;

•	the successful management of interest rate risk;

•	changes in general economic and business conditions in our market area;

•	changes in interest rates and interest rate policies;

•	problems with technology utilized by the Company;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	changes in banking and other laws and regulations applicable to both the Company and the Bank;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	maintaining cost controls and asset quality as we open or acquire new branches;

•	maintaining capital levels adequate to support our growth;

•	demand, development and acceptance of new products and services; and

•	changing trends in customer profiles and behavior in the market place.

In addition, factors relating to our pending acquisition of Albemarle First Bank include:

•	the ability of the Company and Albemarle First Bank to obtain the required shareholder and regulatory approvals for the merger and satisfy the other conditions to the merger;

•	the ability of the Company and Albemarle First Bank to consummate the merger;

•	the ability to successfully integrate the Company and Albemarle First Bank to fully realize any cost savings and revenues or the ability to realize them on a timely basis; and

•	the risk of borrower, depositor and other customer attrition after the merger with Albemarle First Bank is completed.

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

Static gap is the difference between interest-sensitive assets and interest-sensitive liabilities maturing or repricing within a specific time interval measured at a balance sheet date. The gap can be managed by repricing assets or liabilities, by selling investments, by replacing an asset or liability prior to maturity, or by adjusting the interest rate during the life of an asset or liability. Matching the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net income due to changes in market interest rates. As reflected in the table below, the Company, at September 30, 2005, had $47.2 million more in liabilities than assets that reprice within one year or less and therefore we were in a liability sensitive position. Generally, a liability sensitive position is favorable to the Bank in a decreasing rate environment and unfavorable to the Bank in an increasing rate environment.

The following table presents the amounts of the Company’s interest sensitive assets and liabilities that mature or reprice in the periods indicated exclusive of non-accrual loans.

	September 30, 2005 Maturing or Repricing in:
(Dollars in thousands)	3 Months or less	4-12 Months	1-5 Years	Over 5 Years
Interest-sensitive assets:
Loans (1)	$186,745	$9,726	$82,611	$14,556
Investments (2)(3)(4)	3,470	—	51,369	60,342
Federal funds sold	570	—	—	—

Total interest-sensitive assets	190,785	9,726	133,980	74,898

Cumulative interest-sensitive assets	190,785	200,511	334,491	409,389

Interest-sensitive liabilities:
NOW accounts	44,085	—	—	—
Savings/Money Market deposit accounts	98,375	—	—	—
Time deposits	10,444	37,196	79,946	—
Borrowed funds	57,657	—	19,600	—

Total interest-sensitive liabilities	210,561	37,196	99,546	—

Cumulative interest-sensitive liabilities	210,561	247,757	347,303	347,303

Period gap	$(19,776)	$(27,470)	$34,434	$74,898
Cumulative gap	$(19,776)	$(47,246)	$(12,812)	$62,086
Ratio of cumulative interest-sensitive assets to cumulative interest-sensitive liabilities	90.61%	80.93%	96.31%	117.88%
Ratio of cumulative gap to total assets	(4.62%)	(11.05%)	(3.00%)	14.52%

Total assets	$427,716	$427,716	$427,716	$427,716

(1)	Loans maturing or repricing in three months or less include $31.1 million of mortgage loans held for sale.

(2)	Based on amortized cost

(3)	Excludes Federal Reserve Stock and Community Bankers Bank stock.

(3)	Anticipates prepayments on mortgage-backed securities.

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

Due to the inherent limitations of gap analysis, the Company also utilizes simulation analysis, which calculates expected net interest income under varying interest rate scenarios and the theoretical impact of immediate and sustained rate changes referred to as “rate shocks”. This methodology is more sophisticated than the traditional gap analysis and more accurately reflects the impact on net interest income from embedded options in earning assets and interest-bearing liabilities. The simulation model is prepared and updated on a regular basis. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure of no more than -15%.

The following reflects the results of the Company’s net interest income sensitivity analysis at August 31, 2005, the most recently completed analysis. No transactions occurred from August 31, 2005 to September 30, 2005, which would have materially changed the interest rate risk profile computed under this methodology.

Rate Change	At August 31, 2005 Estimated Net Interest Income Sensitivity
+200 bp	+18.0%
-200 bp	-28.6%

At August 31, 2005, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points, net interest income could increase by 18.0%. On the same time period the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income would decrease 28.6%. The Company’s net interest income at risk is out of policy limits in the down 200 basis point shock. Management does not view the likelihood of rate declines in the near term as very probable but is nonetheless currently contemplating actions which can be taken to minimize the identified risk in the declining rate environment.

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

The following table presents the economic value of equity shock analysis at August 31, 2005, the most recently completed analysis:

Change in Yield Curve	(in thousands) Change in Economic Value of Equity
+200 basis points	$37,895
Flat	$37,465
-200 basis points	$26,193

ALCO guidelines limit the change in economic value of equity in a 200 basis point parallel rate shock to 25% of the economic value of equity assuming interest rates at August 31, 2005. In the down 200 basis points shock scenario, the % change currently exceeds this guideline. Management is currently contemplating actions which can be taken to minimize the identified risk in the declining rate environment.

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

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive and financial officers. Based upon that evaluation, our management concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic filings with the Commission.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or to which the property of the Company is subject.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits

2.1	Amendment to Agreement and Plan of Reorganization dated as of September 27, 2005 by and between Millennium Bankshares Corporation and Albemarle First Bank, attached as Exhibit 2.1 to the Current Report on Form 8-K filed with the Commission on September 28, 2005, incorporated herein by reference.

3.1	Amendment to Bylaws of Millennium Bankshares Corporation approved on September 15, 2005, attached as Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on September 19, 2005, incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14(a). Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14(a). Filed herewith

32.1	Statement of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLENNIUM BANKSHARES CORPORATION
(Registrant)

Date: November 14, 2005	/s/ CARROLL C. MARKLEY
Carroll C. Markley
Chairman of the Board and
Chief Executive Officer
(as principal executive officer)

Date: November 14, 2005	/s/ DALE G. PHELPS
Dale G. Phelps
Chief Financial Officer
(as principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Amendment to Agreement and Plan of Reorganization dated as of September 27, 2005 by and between Millennium Bankshares Corporation and Albemarle First Bank, attached as Exhibit 2.1 to the Current Report on Form 8-K filed with the Commission on September 28, 2005, incorporated herein by reference.

3.1	Amendment to Bylaws of Millennium Bankshares Corporation approved on September 15, 2005, attached as Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on September 19, 2005, incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14(a). Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14(a). Filed herewith

32.1	Statement of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith