Form 10-K
period 2005-12-31
MILLENNIUM BANKSHARES CORP
filed 2006-03-31
CIK 1158678

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number 0-49611

MILLENNIUM BANKSHARES CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Virginia	54-1920520
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Washington Plaza Reston, Virginia	20190
(Address of principal executive offices)	(Zip Code)

(703) 464-0100

Registrant’s Telephone Number

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	n/a

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $5.00 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer  ☐                     Accelerated Filer  ☐                     Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2005 was approximately $58,389,000 (based upon the closing sales price of $7.15 on June 30, 2005, as reported on the Nasdaq Capital Market).

The number of outstanding shares of the registrant’s common stock as of March 21, 2006 was 8,898,366.

Documents Incorporated by Reference: Portions of registrant’s Proxy Statement filed for its 2006 Annual Meeting of Shareholders (Part III) (unless such Part III information is included by amendment to this Form 10-K as provided in General Instruction G (3)).

PART I

ITEM 1. BUSINESS

General

Millennium Bankshares Corporation (“Millennium”) is a financial holding company headquartered in Reston, Virginia. We were incorporated in 1998 and began operations in April 1999. We provide commercial and consumer banking services through Millennium Bank National Association (“Millennium Bank” or the “Bank”). At December 31, 2005 Millennium had total consolidated assets of $421.5 million, deposits of $299.0 million and stockholders’ equity of $47.7 million.

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

Millennium Bank provides a broad range of commercial and retail banking services designed to meet the needs of businesses and consumers in the communities we serve. Local decision-making and attentive personal service to customers is emphasized. By combining the technological support and products and services that our customers demand with direct access to senior management and responsive customer service, Millennium Bank seeks to foster a business and consumer banking environment that allows effective competition in our particular market with other financial institutions of all sizes.

Millennium Bank offers 24 hours a day, seven days a week Internet banking services. These services allow consumers and businesses to view accounts, make transfers, submit wire transfer requests, pay bills and place stop payments on checks over the Internet.

Additional information relating to Millennium’s business segments is set forth in note 22 to the consolidated financial statements for the years ended December 31, 2005 and 2004, which are included herewith.

Subsidiaries

Millennium conducts primarily all of its business through Millennium Bank and its wholly and majority owned subsidiaries. Only those subsidiaries involved in mortgage operations, which are listed below, are deemed material to the business of Millennium or Millennium Bank.

The subsidiaries listed in the following table originate, process, and underwrite first and second trust residential mortgage loans.

Subsidiary	Location	Nature of Business	Date Established
Millennium Capital, Inc.	Reston, VA	Wholesale and Retail Lending	May 1999
Millennium Sunbelt Mortgage, LLC (“Sunbelt”)	Las Vegas, NV	Retail Lending	Dec. 2001
Millennium Bank Mortgage, LLC (“MBM”)	Reston, VA	Wholesale and Retail Lending	Sept. 2005
Millennium Hyland Mortgage, LLC (“Hyland”)	Reston, VA	Wholesale and Retail Lending	Sept. 2005

In September 2005, Millennium restructured its mortgage operations. Prior to September 2005, Millennium was recording gross gains on mortgage sales, which were offset by compensation expense and other direct expenses for the mortgage department. Under the new structure, the activities of Millennium Capital, Inc., a subsidiary of Millennium Bank, were terminated, and Millennium established contractual relationships with three mortgage banking limited liability companies, the terms of each of which provide for a “per loan” fee to be paid to Millennium Bank (the 51% owner of each LLC) for each mortgage loan sold and requires the 49% owners (individuals affiliated with the particular LLC’s mortgage business or their affiliates) to pay for all costs of operation while retaining all other fee income. The business relationship with each LLC may be terminated by any member upon written notice to the remaining members.

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

Strategy

We have been in operation for just under seven years, and an important part of our business is our current and future strategies. Our strategies include the following goals:

•	Attract customers by providing the financial sophistication and breadth of products of a regional bank while maintaining the quick response and service of a community bank. In our first six years of operations, we have established a diverse product line, including commercial, Small Business Administration, consumer, and mortgage loans. We also have introduced securities brokerage services and insurance.

•	Increase net income and return to shareholders through continued quality loan growth, while controlling the cost of our deposits and noninterest expense.

•	Diversify our loan portfolio through use of our diverse array of commercial and Small Business Administration loan products. Mortgage loan production will continue to be important, but we intend to be less dependent on mortgage lending in the future. We are also focused on increasing our core deposits, reducing our dependence on brokered deposits and attracting additional small business customers.

We have begun a number of initiatives which are intended to manage our capital and improve our financial performance.

•	Initiation of a Common Stock Dividend. The Board of Directors of Millennium Bankshares declared a common stock dividend of $0.02 per share, which was payable on March 1, 2006 to shareholders of record on February 15, 2006. This dividend represented the first payment of a dividend to Millennium shareholders since we began operations in 1999. We also continue to review other options to manage our capital.

•	Staffing Rationalization. In December 2005, we eliminated 15 staff positions, some of which were currently open and expected to be filled, and the remainder involving the reduction of existing positions, in an effort to rationalize our infrastructure and improve our efficiency and profitability. We project the staffing rationalization to result in pre-tax savings in projected salary expense in excess of $900 thousand in 2006.

•	New Product Initiatives. We recently rolled out our Electronic Check Deposit promotion as well as automated wire notification, which should help us build commercial deposit accounts. One of our major initiatives in 2006 is to focus our deposit generation on lower cost demand and transaction accounts. We have also put incentive programs in place internally to focus customer relations employees on these opportunities. The establishment of an asset-based lending division is also expected to compliment our demand deposit growth initiative. Projected growth in demand deposits is expected to reduce reliance on wholesale funding.

•	Mortgage Operations. In September 2005, we restructured our mortgage operations as described above under “Subsidiaries.” This restructuring is expected to significantly decrease both other income and operating expenses in 2006.

•	Branching/Acquisition Activities. In an effort to focus on operational efficiency and the core, internal growth of our existing operation, we do not plan to open any new branches or acquire any financial institutions in 2006.

Market Area

We consider our target market to be the greater Washington metropolitan area, which we define as the District of Columbia, the northern Virginia counties of Fairfax, Fauquier, Loudoun and Prince William, and the Maryland counties of Frederick, Montgomery and Prince George’s. Our target market also includes Richmond, Virginia and the surrounding counties of Chesterfield and Henrico.

According to the 2000 U.S. Census data, the population of the greater Washington metropolitan area was approximately 4.5 million people. The average median household income figures reported in the 2000 U.S. Census for each of the 15 jurisdictions comprising the greater Washington metropolitan area was approximately $64,200, compared to a national median household income of approximately $42,000. Based on estimates released by the Bureau of Labor Statistics of the U.S. Department of Labor for September 2003, the unemployment rate for the greater Washington metropolitan area was approximately 3.3%, compared to a national unemployment rate of 5.8%. According to 2000 U.S. Census figures, approximately 44% of adults at least 25 years of age in this area have a bachelor’s degree or higher, compared to approximately 24% nationally. As of June 30, 2003, total deposits in this area were approximately $104 billion.

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

Competition in the market area for loans to small businesses and professionals is intense, and pricing is important. Most of our competitors have substantially greater resources than Millennium. Many competitors offer services, such as extensive branch networks and trust services, we currently do not provide. Moreover, larger institutions operating in the Northern Virginia market have access to borrowed funds at lower costs than are available to the Bank. Deposit competition among institutions in the market area also is strong. As a result, it is possible that we will pay above-market rates to attract deposits. According to a market share report prepared by the FDIC, we held 0.57% of deposits in the Fairfax County market as of June 30, 2005, the most recent date for which market share information is available.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities, which are disclosed in the footnotes of its annual financial statements, including commitments to extend credit. At December 31, 2005, commitments to extend credit totaled $51.6 million.

Commercial Lending

General. Commercial business loans and commercial real estate loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields. To manage these risks, we generally secure appropriate collateral, obtain personal guarantees from principals, and monitor the financial condition of our business borrowers. The availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate. At December 31, 2005, commercial loans totaled $139.5 million, or 55.4% of the total loan portfolio.

We have implemented a credit review and monitoring system to review the cash flow of commercial borrowers. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from his employment and other income and are secured by real estate, the value of which tends to be easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by assets, such as commercial real estate, accounts receivable, equipment and inventory.

Real Estate Loans. Commercial real estate loans may be secured by various types of commercial real estate in Millennium’s market area, including multi-family residential buildings, commercial buildings and offices, small shopping centers, and churches. In its underwriting of commercial real estate, the Bank may lend up to 80% of the secured property’s appraised value. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower’s creditworthiness and prior credit history and reputation, and generally requires personal guarantees or endorsements of borrowers. At December 31, 2005, commercial real estate loans totaled $126.3 million, or 50.2% of the total loan portfolio.

Construction Loans. Our loan policy allows for local construction loans, primarily to individual small builders on a limited basis. At December 31, 2005, there was $43.4 million in construction and land development loans outstanding in the commercial real estate loan portfolio. The Bank will obtain a first lien on the property as security for its construction loans and personal guarantees from the borrower’s principal owners.

Small Business Lending. Today, the principal activity of the Bank’s commercial loan division is the origination of commercial mortgage and non-mortgage loans to small and medium sized businesses. We regularly use various loan guarantee loan programs offered through the Small Business Administration, including the 504 loan program, which is intended to help small and medium sized businesses avoid large down payments and floating interest rates that are typically associated with purchases of fixed assets used to expand operations. Whenever possible, the 504-loan program provides long-term and fixed rate financing for investment in fixed assets, primarily real estate and large/heavy equipment. At December 31, 2005, Small Business Administration loans totaled approximately $18.8 million.

One-to-Four-Family Residential Real Estate Lending

Millennium’s operating subsidiaries; Sunbelt, MBM and Hyland make residential loans and sell them to investors in the secondary mortgage market. Both conforming and non-conforming residential loans are originated. We make mortgage loans in our banking offices as well as through the mortgage banking subsidiaries of Millennium.

The mortgage operation has undergone a number of reorganizations since the fourth quarter of 2002 in an effort to maximize efficiency and improve profitability.

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

We began the reorganization of the Millennium Capital structure in the fourth quarter of 2002. As part of the reorganization, we changed the loan products we offer. Our focus shifted from a high emphasis on riskier second mortgage loans, where the loan amount exceeded the value of the collateral, to a focus on more traditional first mortgage loans and second mortgage loans with a loan to value ratio of 100% or less. We discontinued the production of the riskier second mortgage loans in January 2003. With this change, our lenders converted from originating the second mortgage loans to loan products where they lacked expertise. Hiring experienced first mortgage lenders was difficult during the mortgage-refinancing boom in the first nine months of 2003. However, during the fourth quarter 2003, several very experienced, seasoned first mortgage lenders joined our team. The results of their efforts increased our mortgage loan production volumes during the first quarter of 2004 and into 2005.

Concurrent with the reorganization begun in the fourth quarter of 2002, Millennium shifted its first mortgage lending emphasis from Internet referral lending to traditional referral sources, including personal contacts, realtor and construction industry relationships, advertising and cross-selling throughout our organization. Until November 2003, the majority of our first mortgage loan volume came from Internet referral sources. We not only paid a modest fee for each lead, but a substantial fee of $500 or more for each loan that closed. At the same time, borrowers who use Internet referral services shop strictly on the basis of price, so the gains from selling these loans usually are less than on loans where a borrower is referred by a builder or real estate agent for whom dependability and timely performance are important. The shift to traditional referral sources provided business relationships that led to repeat and ongoing business.

Changes related to cost controls, reduction of overhead and salary expense were implemented in December 2003. Resource needs in staffing and outside services were thoroughly analyzed, based on cost benefit and loan production levels.

In September 2005, management was still not satisfied with the profitability of its mortgage segment and again restructured the mortgage operation. Under the new arrangement, the activities of Millennium Capital, Inc.

were terminated and Millennium established contractual relationships with three mortgage banking limited liability companies (one of which, Sunbelt, was a previously existing subsidiary of the Bank), the terms of each of which provide for a “per loan” fee to be paid to Millennium Bank (the 51% owner of each LLC) for each mortgage loan sold and require the 49% owners (individuals affiliated with the particular LLC’s mortgage business or their affiliates to pay for all costs of operation while retaining all other fee income. Prior to September 2005, Millennium was recording gross gains on mortgage sales, which were offset by compensation expense and other direct expenses for the mortgage department. (Please refer to the description of the ownership of the limited liability companies contained in the response to Item 1 of this Form 10-K.)

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

Employees

At December 31, 2005, Millennium had 92 full-time equivalent employees. None of our employees are represented by a collective bargaining unit or union.

Supervision and Regulation

General. As a financial holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System. Other federal and state laws govern the activities of our bank subsidiary, including the activities in which it may engage, the investments that it makes, the aggregate amount of loans that it may grant to one borrower, and the dividends it may declare. These laws are intended primarily to protect depositors and customers of the Bank, not shareholders of Millennium. Our bank subsidiary is also subject to various consumer and compliance laws. As a national bank, Millennium Bank is subject to primary regulation, supervision and examination by the Office of the Comptroller of the Currency.

The following description summarizes the significant federal and state laws applicable to us. To the extent that statutory or regulatory provisions are described, the description is qualified in its entirety by reference to that particular statutory or regulatory provision.

The Bank Holding Company Act. Under the Bank Holding Company Act, we are subject to periodic examination by the Federal Reserve and required to file periodic reports regarding our operations and any additional information that the Federal Reserve may require. The activities of a bank holding company are generally limited to:

•	banking, managing or controlling banks;

•	furnishing services to or performing services for our subsidiaries; and

•	engaging in other activities that the Federal Reserve has determined by regulation or order to be so closely related to banking as to be a proper incident to these activities.

Some of the activities that the Federal Reserve Board has determined by regulation to be closely related to the business of banking include making or servicing loans and specific types of leases, performing specific data processing services and acting in some circumstances as a fiduciary or investment or financial adviser.

Under the Gramm-Leach-Bliley Act, which is discussed in more detail below, a bank holding company that satisfies certain criteria may elect to become a “financial holding company” and engage in a broader range of activities. With some limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

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

Payment of Dividends. We are a legal entity separate and distinct from our banking and other subsidiaries. Virtually all of our revenues will result from dividends paid to us by our bank subsidiary, Millennium Bank. Our bank subsidiary is subject to laws and regulations that limit the amount of dividends that it can pay. Under the National Bank Act, a national bank may not declare a dividend in excess of its undivided profits, which means that Millennium Bank must recover any accumulated losses before it may pay a dividend to us. Additionally, Millennium Bank may not declare a dividend to us if the total amount of all dividends, including the proposed dividend, declared by it in any calendar year exceeds the total of its retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the OCC. Millennium Bank may not declare or pay any dividend if, after making the dividend, the national bank would be “undercapitalized,” as defined in the federal regulations.

Both the OCC and the FDIC have the general authority to limit the dividends paid by national banks and insured banks if the payment is deemed an unsafe and unsound practice. Both the OCC and the FDIC have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

In addition, we are subject to certain regulatory requirements to maintain capital at or above regulatory minimums. These regulatory requirements regarding capital affect our dividend policies. The Federal Reserve has indicated that a bank holding company, generally, should pay dividends only if its net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. Virginia law also imposes some restrictions on our ability to pay dividends. See Item 5. “Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities” below for more information on these restrictions.

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

The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. We are not aware of any existing circumstances that could result in termination of any of our bank subsidiary’s deposit insurance.

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

The OCC and the FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC or the FDIC. These powers include, but are not limited to, requiring the institution to add capital, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. Our bank subsidiary presently maintains sufficient capital to remain in compliance with these capital requirements.

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

Interstate Banking and Branching. Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Effective June 1, 1997, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states had opted out of such interstate merger authority prior to such date. For example, as a bank headquartered in Virginia, we may acquire a bank in Maryland, but we cannot simply establish a branch in Maryland. After a bank has acquired a branch in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

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

Federal Reserve System. In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or no personal time deposits. NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any no personal time deposits at an institution. For net transaction accounts in 2006, the first $7.8 million will be exempt from reserve requirements. A 3% reserve ratio will be assessed on net transaction accounts over $7.8 million up to and including $48.3 million. A 10% reserve ratio will be applied to amounts in net transaction accounts in excess of $48.3 million. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.

Transactions with Affiliates. Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve Board’s Regulation W. An affiliate of a bank is any bank or entity that controls, is controlled by or is under common control with such bank. Generally, Section 23A (i) limits the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) requires that all such transactions be on terms substantially the same, or at least as favorable, to the bank as those provided to a nonaffiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. Section 23B applies to “covered transaction” as well as sales of assets and payments of money to an affiliate. These transactions must also be conducted on terms substantially the same, or at least as favorable, to the bank as those provided to nonaffiliates.

Loans to Insiders. The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O, any loan to a director, an executive officer and to a principal shareholder of a bank, and to entities controlled by any of the foregoing, may not exceed, together with all other outstanding loans to such person and the entities controlled by such person, the bank’s loan-to-one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100,000,000, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal shareholders of a bank or bank holding company, and to entities controlled by such persons, unless such loans are approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. For Millennium Bank, the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

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

ITEM 1A.	RISK FACTORS

Risks Associated with Millennium

Our business is subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings and capital levels.

The majority of our assets are monetary in nature and, as a result, we are subject to significant risk from changes in interest rates. Changes in interest rates can impact our net interest income as well as the valuation of our assets and liabilities. Our earnings are significantly dependent on our net interest income, which is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will work against us and our earnings may be negatively affected.

An increase in the general level of interest rates may also, among other things, reduce the demand for loans and our ability to originate loans. Conversely, a decrease in the general level of interest rates, among other things, may lead to an increase in prepayments on our loans and increased competition for deposits. Accordingly, changes in the general level of market interest rates affect our net yield on interest-earning assets, loan origination volume, loan portfolios and our overall results.

Although our asset-liability management strategy is designed to control our risk from changes in the general level of market interest rates, market interest rates are affected by many factors outside of our control, including inflation, recession, changes in unemployment, money supply and international disorder and instability in domestic and foreign financial markets. In view of the continued low interest rates on savings, loans and investments that currently prevail compared to historical ranges, it is quite possible that significant changes in interest rates may take place in the future, and we cannot always accurately predict the nature or magnitude of such changes or how such changes may affect our business.

Market conditions may adversely affect our ability to continue to rely on brokered deposits as a source of funds and cause us to seek alternative sources that may not be on terms favorable to us.

We solicit deposits from brokers because our banking offices do not attract enough deposits to fund all of the loans that we make. These “brokered deposits” represent funds that brokers gather from third parties and package in batches in order to find higher interest rates that are typically available for certificates of deposits with large balances, as compared to individually deposited smaller denomination deposits. Deposit holders then earn a higher rate on the money that they have invested, and the broker charges a fee for its service. Brokered deposits are available in bulk, and they do not require any investments in branch offices or branch personnel or spending for marketing or education of employees. At December 31, 2005, $69.2 million of our deposits were brokered deposits. The weighted average interest rate on our brokered deposits was 3.91% at December 31, 2005.

Brokered deposits are normally more costly than traditional core deposits, as they carry a higher blended interest rate. If market conditions change, brokers may transfer deposited funds from us into other investments or demand higher interest rates for new deposits. Moreover, brokers operate in a national market and will place funds with banks that offer to pay the highest interest rates. Unlike businesses and individuals who bank with us in our market, there is no basis for a business relationship with deposit brokers that would provide a stable deposit base. There is a higher likelihood that, unlike deposits from our local customers, the funds that brokered deposits provide us will not remain with us after maturity.

We could be confronted with the choice of curtailing our lending activity or paying above market interest rates in order to attract and retain deposits. Either action could reduce our net income. Any inability to keep our deposit growth on pace with the growth in our loan portfolio may affect our net income. In this situation, we may need to obtain alternative sources of funding, which may or may not be available to us on terms that we would consider favorable.

Government regulations may adversely affect our ability to continue to rely on brokered deposits as a source of funds and cause us to curtail our mortgage banking business.

Federal Deposit Insurance Corporation regulations could affect our ability to continue to accept brokered deposits. A well-capitalized bank (one that significantly exceeds specified capital ratios) may accept brokered deposits without restriction. Undercapitalized banks (those that fail to meet minimum regulatory capital requirements) may not accept brokered deposits, and adequately capitalized banks (those that are not well-capitalized or undercapitalized) may only accept such deposits with the consent of the FDIC. Millennium Bank currently is well-capitalized and, therefore, may accept brokered deposits without restriction. If, as a result of rapid asset growth or unanticipated losses, Millennium Bank ceased to be well-capitalized, the FDIC might not permit it to maintain its desired level of brokered deposits. If it were required to reduce its level of brokered deposits, Millennium Bank also would have to reduce its assets and, most likely, curtail its mortgage banking business. Any reduction could have an adverse effect on our revenues.

Our profitability depends significantly on local economic conditions.

Our success depends primarily on the general economic conditions of the geographic markets in which we operate. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in the northern Virginia and Richmond, Virginia area. The local economic conditions in these areas have a significant impact on our commercial, real estate and construction loans, the ability of our borrowers to repay their loans and the value of the collateral securing these loans. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic calamities, unemployment or other factors could impact these local economic conditions and negatively affect our financial results.

A large percentage of our loans are secured by real estate, and an adverse change in the real estate market may result in losses and adversely affect our profitability.

Approximately 94% of our loan portfolio, including loans held for sale, as of December 31, 2005 was comprised of loans secured by real estate. An adverse change in the economy affecting values of real estate generally or in our market areas specifically could impair the value of our collateral and our ability to sell the collateral upon foreclosure. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover outstanding principal and interest on the loan. As a result, our profitability and financial condition could be negatively impacted by an adverse change in the real estate market.

We could be subject to environmental risks and associated costs on our foreclosed real estate assets.

A significant portion of our loan portfolio is secured by real property. There is a risk that hazardous or toxic waste could be found on the properties that secure our loans. If we acquire such properties as a result of foreclosure, we could be held responsible for the cost of cleaning up or removing this waste, and this cost could exceed the value of the underlying properties and adversely affect our profitability. Although we have policies and procedures that require us to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards.

Our allowance for loan losses may not be sufficient to cover actual loan losses, which could adversely affect our earnings.

We are exposed to the risk that our loan customers may not repay their loans according to the terms of these loans and the collateral securing the payment of these loans may be insufficient to fully compensate the banks for the outstanding balance of the loan plus the costs to dispose of the collateral. We may experience significant loan losses, which could have a material adverse effect on our operating results and financial condition. Management makes various assumptions and judgments about the collectibility of our loan portfolio, including the diversification by industry of our commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, and the evaluation of our loan portfolio by the external loan review.

We maintain an allowance for loan losses in an attempt to cover loan losses inherent in our loan portfolio. Additional loan losses will likely occur in the future and may occur at a rate greater than we have experienced to date. In determining the size of the allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect, our current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to the allowance would materially decrease net income.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material negative effect on our operating results and financial condition.

Our small to medium-sized business target market may have fewer financial resources to weather a downturn in the economy.

We target our business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses. These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact the central and northern Virginia area or the other markets in which we operate, our results of operations and financial condition may be negatively affected.

We are dependent on our management team, and the loss of our senior executive officers or other key employees could impair our relationship with our customers and adversely affect our business and financial results.

Our success is dependent upon the continued service and skills of Carroll C. Markley, Anita L. Shull, Dale G. Phelps and other senior officers. The unexpected loss of services of one or more of these key personnel could have an adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

An interruption in or breach in security of our information systems may result in a loss of customer business.

We rely heavily on communications and information systems to conduct our business. Any failure or interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposits, servicing or loan origination systems. We cannot assure you that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us. The occurrence of any failures or interruptions could result in a loss of customer business and have a negative effect on our results of operations and financial condition.

Our growth strategy may not be successful, and that could have an adverse effect on the value of your common stock.

Our business strategy calls for us to take advantage of our existing investments in facilities and personnel by growing in our existing banking market and expanding into new markets if appropriate opportunities arise. We may not be successful in increasing the volume of our loans and deposits at acceptable risk levels and on acceptable terms, in expanding our asset base to a targeted size, or in managing the costs and implementation risks associated with our growth strategy. Even if we successfully increase our capital, increasing the volume of our loans will require that we be able to fund that increase through additional deposits we accept in our market or through brokers, or through other funding sources, such as borrowings. In addition, we may not be able to maintain capital sufficient to support our continued growth and may not be able to fund any particular amount of increase in our loans.

If we need additional capital in the future, we may not be able to obtain it on terms that are favorable, which may limit our growth.

We anticipate that we will support our growth strategy through additional deposits at new branch locations and investment opportunities. It is possible that we may need to raise additional capital to support our future growth. Our ability to raise capital through borrowings or the sale of securities will depend primarily upon our financial condition and the conditions of financial markets at the time. We cannot make any assurance that additional capital would be available on terms satisfactory to us or at all. The failure to raise additional capital on terms that are favorable to us or at all may force us to limit our growth strategy.

Risks Associated With Our Industry

We face strong competition from other financial institutions and financial service companies, which could adversely affect our operations and financial condition.

We face vigorous competition from banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions. A number of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems and a wider array of banking services than we do. We also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations, each of which may offer more favorable financing than we are able to provide. Some of our nonbank competitors are not subject to the same extensive regulations that govern us. This competition may reduce or limit our margins on banking services, reduce our market share and adversely affect our results of operations and financial condition.

We operate in a highly regulated environment and, as a result, are subject to extensive regulation and supervision that could adversely affect our financial performance, and we may be adversely affected by changes in federal and local laws and regulations.

We are subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal or state legislation could have a substantial impact on us, our subsidiaries, and our operations. Additional legislation and regulations may be enacted or adopted in the future that could significantly affect our powers, authority and operations, or the powers, authority and operations of Millennium Bank, which could have a material adverse effect on our financial condition and results of operations. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of this regulatory discretion and power may have a negative impact on us.

ITEM 1B UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

Millennium conducts its business from its main office in Reston, Virginia, six other branch banking offices and one loan production office. Majority owned subsidiaries occupy space that is not an obligation of Millennium and contractually provided by the minority owner. The following table provides certain information with respect to our properties:

Location	Date Facility Opened	Ownership and Leasing Arrangements
Main Office:

1601 Washington Plaza Reston, Virginia	1999	Leased from 1601 Washington Plaza, LLC, a Virginia limited liability company, the members of which are also Millennium shareholders. Lease expires in 2010, subject to Millennium’s right to renew for an additional 10-year term.

Branch Offices:

1025-K Seneca Road Great Falls, Virginia	2001	Lease from Tectum, LLC expires in 2010, subject to Millennium’s right to renew for two additional five-year terms.

1051 Elden Street Herndon, Virginia	2001	Leased from 1051 Elden Street, LLC, a Virginia limited liability company, the members of which are also Millennium shareholders. Lease expires in 2013 and three consecutive five-year renewal options.

11260 Roger Bacon Drive Reston, Virginia	2002	Leased from Roger Bacon Associates Limited Partnership. Lease expires in 2007 and has four consecutive five-year renewal options.

8821 West Broad Street Richmond, Virginia	2002	Leased from individual. Lease expires in 2009 and has two consecutive five-year renewal options.

3400 Boulevard Colonial Heights, Virginia	2002	Leased from individual. Lease expires in 2007 and has two consecutive five-year renewal options.

11A Main Street Warrenton VA, 20186	2004	Leased from Corinth Investments, LLC Lease expires in 2009 and have five (5) three (3) year periods

Loan Offices

2217 Princess Anne St., Ste 212-1 Fredericksburg, VA 22401	2004	Leased from individual. Lease expires in 2006 and can be leased in 12-month periods from the end of the first term.

We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

ITEM 3. LEGAL PROCEEDINGS

In the course of our operations, we may become a party to legal proceedings. Certain claims have been made by a former manager of one of the Bank’s mortgage operating subsidiaries against the Bank alleging breaches of contracts. No amount of loss, if any, can be reasonably estimated at this time, therefore no liability has been recorded in the consolidated financial statements. However, Millennium intends to defend itself against these allegations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Millennium held a special meeting of its shareholders on November 28, 2005. The proposals presented to shareholders at that meeting and the votes cast thereon were as follows:

Proposal to approve the issuance of additional shares of Millennium common stock in connection with the Agreement and Plan of Reorganization dated as of June 9, 2005, as amended, between Millennium Bankshares Corporation and Albemarle First Bank.

For 1,956,329	Against 4,245,835	Abstain & Broker Non-votes 29,060

Proposal to amend the articles of incorporation of Millennium to increase the number of authorized shares of common stock from 10,000,000 to 20,000,000.

For 1,935,389	Against 4,267,077	Abstain & Broker Non-votes 28,760

Proposal to adjourn the meeting to a later date or dates, if necessary, to permit further solicitation of proxies in the event there are not sufficient votes at the time of the meeting to approve the matters to be considered by the shareholders at the meeting.

For 1,985,139	Against 4,200,497	Abstain & Broker Non-votes 45,590

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed for quotation on the Nasdaq Capital Market under the symbol “MBVA” since February 6, 2002, following our initial public offering at $6.00 per share. Prior to that time there were no trades of shares of our common stock. As of March 22, 2006, our common stock was held by 120 stockholders of record and approximately 904 beneficial holders who own shares in street name.

The high and low sale prices per share for our common stock for each quarter of 2005 and 2004, as well as the amount of cash dividends per share we declared in each quarter, were as follows:

	High	Low	Dividend
2005
1st Quarter	9.00	8.02	—
2nd Quarter	8.47	6.50	—
3rd Quarter	8.00	7.10	—
4th Quarter	8.70	7.14	—
2004
1st Quarter	7.64	7.19	—
2nd Quarter	7.30	7.25	—
3rd Quarter	8.20	8.14	—
4th Quarter	8.87	8.31	—

Our future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including future consolidated earnings, financial condition, liquidity and capital requirements of both Millennium and Millennium Bank, applicable governmental regulations and policies and other factors deemed relevant by our board of directors. Millennium declared a quarterly dividend of $0.02 on January 31, 2006 payable on March 1, 2006 to shareholders of record on February 15, 2006. This is the first dividend declared since Millennium began operations in 1999.

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

We did not repurchase any shares of our common stock during any quarter of the year ended December 31, 2005.

The following table provides information, as of December 31, 2005, regarding securities authorized for issuance under Millennium’s equity compensation plans.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [1]
Incentive Stock Option Plan	708,406	$6.01	1,100,364
Equity Compensation Plans Not Approved by Shareholders [2]	—	—	—
Total	708,406	$6.01	1,101,364

[1]	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.
[2]	Millennium does not have any equity compensation plans that have not been approved by shareholders.

ITEM 6. SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

	As of and for the Years Ended December 31,
(dollars in thousands expect share amounts)	2005	2004	2003	2002	2001
Income Statement Data
Interest income	$24,073	$18,372	$16,865	$16,470	$10,044
Interest expense	11,299	7,155	7,234	8,206	5,341

Net interest income	12,774	11,217	9,631	8,264	4,703
Provision for loan losses	438	271	687	3,253	1,020

Net interest income after provision for loan losses	12,336	10,946	8,944	5,011	3,683
Noninterest income	9,390	8,063	4,508	3,460	5,396
Noninterest expense	19,412	15,970	11,990	13,690	7,944

Income (loss) before income tax	2,314	3,039	1,462	(5,219)	1,135
Income tax	680	1,030	497	(1,773)	195

Net income	$1,634	$2,009	$965	$(3,446)	$940

Per Share Data
Net income - basic	$0.19	$0.29	$0.27	$(1.00)	$0.46
Net income - diluted	0.18	0.27	0.23	(1.00)	0.38
Cash dividends declared	—	—	—	—	—
Book value per share	5.39	5.37	4.37	4.39	5.13

Balance Sheet Data
Assets	$421,515	$371,858	$313,396	$306,341	$205,525
Loans, net(1)	248,203	246,919	205,913	174,351	97,654
Securities	128,365	86,219	89,359	54,577	12,582
Deposits	298,996	280,833	272,113	258,509	188,567
Shareholders’ equity	47,693	47,111	15,918	15,502	11,525
Shares outstanding	8,848,239	8,780,369	3,642,818	3,531,778	2,247,978

Performance Ratios
Return on average assets(2)	0.39%	0.59%	0.31%	(1.28)%	0.73%
Return on average shareholders’ equity(2)	3.36	5.44	6.20	(20.07)	9.15
Average equity to average assets	11.72	10.83	4.96	6.36	7.93
Net interest margin(2)	3.24	3.37	3.16	3.18	3.82
Efficiency ratio(3)	84.34	82.85	87.60	117.18	78.66
Allowance for loan losses to loans(4)	1.18	1.05	1.40	1.44	0.79

Asset Quality Ratios
Net charge-offs to average loans outstanding(4)	0.05%	0.16%	0.51%	0.52%	0.08%
Non-performing loans to period-end loans(5)	0.22	0.30	0.07	0.23	—
Non-performing assets to total assets(5)	0.14	0.22	0.05	0.18	—
Allowance for loan losses to non-performing loans(5)	537.62	355.84	2,093.84	638.50	—

Liquidity and Capital Ratios:
Risk-based:
Tier 1 capital	19.38%	21.95%	9.73%	9.88%	8.95%
Total capital	20.46	23.10	12.78	13.48	10.02
Average loans to average deposits	94.13	95.60	81.83	92.89	100.35
Average shares outstanding
Basic	8,798,106	7,037,771	3,551,251	3,456,674	2,066,512
Diluted	8,939,052	7,356,247	4,198,661	3,456,674	2,469,998

(1)	Excludes loans held for sale.
(2)	On an annualized basis.
(3)	The efficiency ratio equals non-interest expense divided by the sum of taxable equivalent net interest income plus non-interest income less gain on sale of securities less merger related expenses
(4)	Includes loans held for sale.
(5)	Non-performing loans do not include loans past due 90 or more days but still accruing.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The following presents management’s discussion and analysis of our consolidated financial condition at December 31, 2005 and 2004 and the results of our operations for the years ended December 31, 2005, 2004 and 2003. The discussion should be read in conjunction with the accompanying consolidated financial statements presented elsewhere in this Form 10-K.

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

Presented below is discussion of those accounting policies that management believes are the most important to the portrayal and understanding of our financial condition and results of operations. These critical accounting policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. See also Note 1 of the accompanying Consolidated Financial Statements presented elsewhere in this Form 10-K.

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

Financial Summary

For the year ended December 31, 2005, Millennium reported net income of $1.6 million, or $0.18 per diluted share, compared to net income of $2.0 million, or $0.27 per diluted share for the same period in 2004. The annualized return on average assets and return on equity for the period ended December 31, 2005, are 0.39% and 3.35%, respectively, compared to 0.59% and 5.44%, respectively, for the comparable period in 2004.

In addition to dealing with a challenging economic environment and flat yield curve in 2005, a significant focus in 2005 was centered on the acquisition of Albemarle First Bank, Charlottesville, Virginia. This acquisition, however, was terminated on November 28, 2005 due to our failure to receive requisite shareholder approval. Net income for the year ended 2005 was negatively impacted by after tax charges of $339 thousand related to writing off transaction costs associated with the terminated acquisition. In 2005, Millennium also incurred after tax securities losses of $137 thousand in a transaction designed to improve the investment portfolio risk profile.

Total assets increased to $421.5 million at December 31, 2005, compared to $371.9 million at December 31, 2004, representing an increase of $49.6 million or 13.3%. Loans including loans held for sale, net of allowance for loan losses at December 31, 2005 were $270.2 million, a decrease of $6.1 million from the December 31, 2004 balance of $276.3 million. Loans held for sale decreased $7.3 million while the Bank’s portfolio increased by $1.3 million. The investment portfolio increased by $42.1 million at December 31, 2005 as compared to the prior year ended December 31, 2004. The increase was reflected primarily in two sectors: states and political subdivisions and mortgage-backed securities, as Millennium sought to improve portfolio diversification and the overall risk profile. Total deposits reached $299.0 million at December 31, 2005, an $18.2 million increase over the prior year-end. Due to the introduction of a special NOW account for senior citizens, there was a shift in product mix from savings and money market to NOW with the bulk of the increase in total deposits reflected in time deposits.

Shareholders’ equity was $47.7 million at December 31, 2005 compared with $47.1 million at December 31, 2004. Shareholders’ equity increased only slightly in 2005 as the increase in accumulated other comprehensive loss offset the growth in earnings. Other comprehensive income is the change in the market value of the investment portfolio due to changes in interest rates, net of taxes. Book value per share was $5.39 at December 31, 2005 and $5.37 at December 31, 2004.

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

As reflected in the following table, net interest income on a fully taxable-equivalent basis was $12.9 million for the year ended December 31, 2005 compared to $11.2 million for the same period in 2004. Interest income for the year ended December 31, 2005 was $24.2 million, up from $18.4 million for the same period last year. The interest income increase was attributable to a 19.2% increase in average earning assets coupled with a 58 basis point increase in gross yield. Loan yield increased 84 basis points as existing variable rate loans tied to prime repriced upward concurrent with the continuing tightening of short-term rates by the Federal Open Market Committee, which tends to cause increases in the prime rate, and as new volume was originated in a rising rate environment. Average loans increased 10.9% while average securities increased 49.5%. Interest expense increased $4.1 million as the average balance of deposits and borrowed funds increased as well as the rates paid thereon. Since much of the increased funding for lending activities was concentrated in higher-rate products, the rate paid on interest-bearing liabilities increased in greater magnitude than earning asset yield. Since deposit growth did not keep pace with earning asset growth there was a heavier reliance on wholesale funding, such as advances from the Federal Home Loan Bank. Funding of earning assets from interest free sources also declined from 15.1% for the year ended December 31, 2004 to 14.4% for the same period this year. With market rates continuing to rise, Millennium is focusing its 2006 deposit initiatives on generating higher volumes of lower cost demand and transaction accounts. These initiatives include the implementation of automated wire notification, increased promotion of the electronic check deposit product and the establishment of a corporate-wide incentive program designed specifically to focus employees on these products. The establishment of an asset-based lending division is also expected to compliment the demand deposit growth initiative. The net interest margin decreased by 13 basis points to 3.24% for the year ended December 31, 2005 as compared to 3.37% for the same period in 2004.

The following tables set forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and the related income, expense and corresponding weighted average yields and costs.

(Dollars in thousands)	December 31, 2005			December 31, 2004			December 31, 2003
	Average Balances	Earnings/ Expense	Yield/ Rate	Average Balances	Earnings/ Expense	Yield/ Rate	Average Balances	Earnings/ Expense	Yield/ Rate
Assets:
Interest Earning Assets
Loans, net of unearned discounts(1)	$281,248	$19,320	6.87%	$253,573	$15,300	6.03%	$220,513	$13,603	6.17%
Securities(2)	114,244	4,820	4.22%	76,416	3,032	3.97%	83,654	3,237	3.87%
Federal funds sold	1,718	37	2.15%	3,184	40	1.26%	650	25	3.85%

Total interest earning assets	397,210	$24,177	6.09%	333,173	$18,372	5.51%	304,817	$16,865	5.53%
Other assets	18,146			7,683			8,486

Total assets	$415,356			$340,856			$313,303

Liabilities
Interest-bearing deposits	$274,200	$8,562	3.12%	$245,363	$6,094	2.48%	$253,042	$6,452	2.55%
Borrowed funds	65,714	2,737	4.17%	37,401	1,061	2.84%	27,069	782	2.89%

Total interest-bearing liabilities	339,914	11,299	3.32%	282,764	7,155	2.53%	280,111	7,234	2.58%
Liabilities:
Demand deposits	24,589			19,883			16,444
Other liabilities	2,156			1,297			1,195

Total liabilities	366,659			303,944			297,750
Shareholders’ equity	48,697			36,912			15,553

Total liabilities and shareholders’ equity	$415,356			$340,856			$313,303

Net interest income		$12,878			$11,217			$9,631

Interest spread(3)			2.77%			2.98%			2.95%
Net interest yield on earning assets(4)			3.24%			3.37%			3.16%

(1)	Includes loans held for sale.
(2)	Income computed on a fully tax-equivalent basis.
(3)	Interest spread is the average yield earned on earning assets less the average rate paid on interest bearing liabilities.
(4)	Net interest margin is net interest income expressed as a percentage of average earning assets.

The following table describes the impact on Millennium’s interest income resulting from changes in average balances and average rates for the periods indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(Dollars in thousands)	December 31, 2005 vs. 2004			December 31, 2004 vs. 2003
	Due to Volume	Change in Rate	Total	Due to Volume	Change in Rate	Total
Interest Earned On:
Loans	$1,901	$2,119	$4,020	$1,995	$(298)	$1,697
Securities	1,596	192	1,788	(287)	82	(205)
Federal Funds Sold	(32)	29	(3)	32	(17)	15

Total interest earned on interest-bearing assets	3,465	2,340	5,805	1,740	(233)	1,507

Interest Paid On:
Interest-bearing deposits	900	1,568	2,468	(191)	(167)	(358)
Borrowed funds	1,179	497	1,676	293	(14)	279

Total interest paid on Interest-bearing liabilities	2,079	2,065	4,144	102	(181)	(79)

Net interest income	$1,386	$275	$1,661	$1,638	$(52)	$1,586

Investments

At December 31, 2005, Millennium had $128.4 million in total available for sale securities, an increase of 48.9% from $86.2 million at December 31, 2004. The increase in available for sale securities since year-end 2004 was concentrated in mortgage-backed securities and obligations of states and political subdivisions to improve diversification and the overall risk profile of investment portfolio.

The following tables show the amortized cost and fair market value of investment securities at the dates indicated.

(Dollars in thousands)	December 31, 2005		December 31, 2004		December 31, 2003
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Available for sale
U. S. Government and Agency securities	$60,287	$58,315	$62,636	$61,690	$58,695	$57,710
Mortgage-backed securities	33,702	32,886	21,866	21,781	29,046	28,941
States and political Subdivisions	25,409	25,026	—	—	—	—
Other	7,584	7,587	—	—	—	—

Total debt securities	126,982	123,814	84,502	83,471	87,741	86,651

Equity securities	4,551	4,551	2,748	2,748	2,708	2,708

Total	$131,533	$128,365	$87,250	$86,219	$90,449	$89,359

The following table sets forth the maturity distribution and weighted average tax-equivalent yields, based on contractual maturity, of all debt securities in the securities available for sale portfolio based on amortized cost as of December 31, 2005. Actual maturities for mortgage-backed securities will vary based on the level of prepayments in the underlying mortgage pools.

(Dollars in thousands)	Within 1 Year	After 1 But Within 5 Years	After 5 But Within 10 years	After 10 years	Total
U. S. Government and Agency securities	$—	$15,995	$39,624	$4,668	$60,287
Mortgage-backed securities	—	5,468	5,625	22,609	33,702
States and political Subdivisions	—	—	1,923	23,486	25,409
Other	—	—	—	7,584	7,584

Total Debt Securities	$—	$21,463	$47,172	$58,347	$126,982

U. S. Government and Agency securities	—%	4.02%	4.43%	5.72%	4.42%
Mortgage-backed securities	—%	3.51%	4.27%	3.77%	3.81%
States and political Subdivisions	—%	—%	5.45%	5.82%	5.79%
Other	—%	—%	—%	5.63%	5.63%
Total tax-equivalent yield	—%	3.89%	4.45%	4.99%	4.61%

There are no securities with a single issuer for which the amortized cost in the aggregate exceeds 10% of shareholders’ equity.

Loans

Net loans consist of total loans, deferred loan fees and the allowance for loan losses and include loans held for sale. Net loans were $270.2 million at December 31, 2005, a decrease of 2.2% from December 31, 2004.

The following table sets forth the composition of Millennium’s loan portfolio at the dates indicated.

	December 31,
	2005	2004	2003	2002	2001
(Dollars in thousands)
Mortgage loans	$87,963	$104,884	$86,399	$167,030	$139,511
Commercial real estate	126,325	120,021	93,819	53,391	10,918
Construction and land loans	43,368	35,570	17,318	3,926	—

Total real estate loans	257,656	260,475	197,536	224,347	150,429

Commercial business loans	13,180	14,688	15,466	15,446	24,614
Consumer loans	2,897	4,152	5,055	2,617	1,120
Overdrafts	20	13	21	13	292

Total loans receivable	273,753	279,328	218,078	242,423	176,455

Less:
Deferred costs (fees)	(291)	(147)	(39)	168	16
Allowance for loan losses	(3,215)	(2,925)	(3,057)	(3,499)	(1,391)

Total loans receivable, net	$270,247	$276,256	$214,982	$239,092	$175,080

At December 31, 2005, there was not a significant change in loan portfolio mix compared with the composition of the loan portfolio at December 31, 2004.

The following table shows the contractual maturity of selected categories of loans at December 31, 2005. The table reflects the entire unpaid principal balance in the maturity period that includes the final loan payment date, and accordingly, does not give effect to periodic principal repayments or possible prepayments.

	December 31, 2005
(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate/ Construction
Within 1 year	$3,293	$27,489
Variable Rate:
1 to 5 years	3,381	54,703
After 5 years	5,119	141,307

Total	$11,793	$223,499

Fixed Rate:
1 to 5 years	1,387	14,888
After 5 years	—	19,269

Total	$1,387	$34,157

Total Maturities	$13,180	$257,656

Asset Quality

General

Asset quality is an important factor in the successful operation of a financial institution. Banking regulations require institutions to classify their assets and to establish prudent general allowances for losses for assets classified as substandard or doubtful. For the portion of assets classified as loss, an institution is required to either establish specific allowances of 100% of the amount classified or charge such amounts off its books.

Assets which do not currently expose Millennium to sufficient risk to warrant classification in one of the aforementioned categories, but possess potential weaknesses, are required to be designated special mention by management. These loans are monitored closely so that we can mitigate our exposure to further deterioration in the asset. Millennium charges off any loans that are classified as loss.

Unless well secured and in the process of collection, Millennium places loans in a non-accrual status once they become past due greater than 90 days, or earlier in situations in which the loans have developed inherent problems that indicate payment of principal and interest may not be made in full. Whenever the accrual of interest is stopped, previously accrued but uncollected interest income is reversed. Thereafter, interest is recognized only as cash is received. The loan is reinstated to an accrual basis after it has been brought current as to principal and interest under the contractual terms of the loan.

Non-Performing Assets

Millennium had $598,000 of non-accrual loans at December 31, 2005, compared to $822,000 at December 31, 2004. The following table details information concerning non-accrual, past due and restructured loans at the dates indicated:

	December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001
Non-accrual loans	$598	$822	$146	$548	$—
Foreclosed properties	—	—	—	—	—
Restructured loans	—	—	—	—	—
Total non-performing assets	$598	$822	$146	$548	$—

Loans past due 90 days or more and still accruing interest	$166	$339	$162	$72	$—

Information regarding impaired loans is as follows:

	December 31,
	2005	2004	2003
Loans with no allocated allowance for loan losses	$—	$—	$—
Loans with allocated allowance for loan losses	598	175	—

Total	$598	$175	$—

Amount of the allowance for loan losses allocated	$289	$44	$—
Average investment in impaired loans	$120	$49	$—
Interest income recognized during impairment	$—	$—	$—
Interest income recognized on a cash basis on impaired loans	$—	$—	$—

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

Allowance for losses on loans

Millennium provides valuation allowances for probable losses incurred on loans when we determine that a significant decline in the value of the collateral has occurred, and if the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, Millennium also provides reserves based on the dollar amount and type of collateral securing its loans, in order to protect against unanticipated losses. A loss experience percentage is established for each loan type and is reviewed at least annually, and more frequently if we identify factors that require us to consider a change to the percentage. Each month, the loss percentage is applied to the portfolio, by product type, to determine the minimum amount of reserves required. Although management believes that it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used in making the initial determinations.

An analysis of the allowance for loan losses, including charge-off activity, is presented below for the periods indicated. Although net charge-offs were lower in 2005 than in 2004, the provision for loan loss expense was higher than in 2004 due primarily to revised qualitative factors utilized in the allowance methodology.

	Year Ended December 31
(In thousands)	2005	2004	2003	2002	2001
Balance, beginning of period	$2,925	$3,057	$3,499	$1,391	$466
Less Charge-offs:
Commercial	55	—	160	971	—
Real estate-mortgage	217	520	981	217	96
Consumer installment loans	—	1	—	—	—
Plus Recoveries:
Commercial	49	—	—	—	—
Real estate-mortgage	75	117	12	43	1
Consumer installment loans	—	1	—	—	—

Net Charge-offs	148	403	1,129	1,145	95

Provision for loan losses	438	271	687	3,253	1,020

Balance, end of period	$3,215	$2,925	$3,057	$3,499	$1,391

Ratio of net charge-offs to average loans outstanding during the period	0.05%	0.16%	0.51%	0.52%	0.09%

The allowance for loan losses at December 31, 2005, was $3.2 million, compared to $2.9 million at December 31, 2004. The provision for loan losses for 2005 was $438,000 as compared to $271,000 for the period ended December 31, 2004.

The allowance for loan losses was 1.17% of total loans outstanding at December 31, 2005 compared to 1.05% at December 31, 2004. Net charge-offs as a percentage of average loans were 0.05% and 0.16% for December 31, 2005 and 2004, respectively. Management believes the allowance for loan losses is adequate to cover credit losses probable and incurred in the loan portfolio at December 31, 2005.

A breakdown of the allowance for loan losses in dollars and loans in each category to total loans in percentages is provided in the following tables. Because all of these factors are subject to change, the breakdown does not necessarily predict future loan losses in the indicated categories.

	December 31,
	2005		2004
(Dollars in thousands)	Percent	Amount	Percent	Amount
Loans secured by real estate:
Construction/land development	15.9%	$243	12.8%	$—
1 – 4 family residential	28.3%	810	36.2%	488
Multi-family residential	3.9%	12	1.2%	268
Non-farm, non-residential	45.5%	544	43.0%	84
Loans to farmers	0.5%	—	0.0%	—
Commercial and industrial	4.8%	1,554	5.3%	1,900
Loans to individuals	1.1%	52	1.5%	185

Total	100.0%	$3,215	100.0%	$2,925

	December 31
	2003		2002		2001
(Dollars in thousands)	Percent	Amount	Percent	Amount	Percent	Amount
Loans secured by real estate:
Construction/land development	8.0%	$143	1.6%	$—	0.0%	$—
1 – 4 family residential	38.5%	1,595	69.7%	1,873	84.6%	1,188
Multi-family residential	0.6%	9	0.6%	—	0.8%	—
Non-farm, non-residential	43.5%	792	21.5%	673	10.2%	157
Loans to farmers	0.0%	—	0.0%	—	0.0%	—
Commercial and industrial	7.1%	477	5.5%	948	3.8%	38
Loans to individuals	2.3%	41	1.1%	5	0.6%	8

Total	100.0%	$3,057	100.0%	$3,499	100.0%	$1,391

Noninterest Income

Millennium’s non-interest income consists primarily of loan fees, net gains on sale of loans and fees and service charges on deposit accounts. The following table presents information on the sources and amounts of non-interest income.

	December 31
Noninterest Income	2005	2004	2003
(Dollars in thousands)
Service charges	$262	$244	$172
Gain on sale of loans and loan fees, net	8,950	7,407	3,593
Gain (loss) on sale of securities, net	(208)	4	452
Other income	386	408	291

Total	$9,390	$8,063	$4,508

Most of noninterest income consists of gains on sales of loans which is discussed further in the table and text which follows.

The loss on sale of securities recognized in 2005 was incurred in conjunction with an investment portfolio repositioning designed to improve the investment portfolio risk profile.

The tables that follow summarize residential mortgage loan originations, purchases and sales by type of loan for the periods indicated.

	December 31,
	2005		2004
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Mortgage Loans Originated and Purchased
Fixed Rate
First Mortgage	$163,430	29.7%	$105,828	33.2%
Second Mortgage	29,164	5.3%	5,741	1.8%

Adjustable Rate
First Mortgage	338,416	61.5%	206,357	64.7%
Second Mortgage	19,259	3.5%	859.3%

Total Residential Mortgage Loans Originated and Purchased	$550,269	100.00%	$318,785	100.00%

Mortgage Loans Sold
Fixed Rate
First Mortgage	$165,595	29.7%	$104,245	33.1%
Second Mortgage	29,551	5.3%	5,506	1.8%

Adjustable Rate
First Mortgage	342,901	61.5%	203,834	64.8%
Second Mortgage	19,515	3.5%	859.3%

Total Mortgage Loans Sold	$557,562	100.00%	$314,444	100.00%

We made mortgage loans through Millennium Capital through August 31, 2005 and our majority owned operating subsidiaries. The majority of our residential mortgage loan production came from our non-banking operating subsidiaries and Millennium Capital. Each operating subsidiary’s loan production consists primarily of loans to consumers acquired from direct relationships and brokers.

We sell residential first and second mortgage loans in the secondary mortgage market to institutional purchasers. All second mortgage loans and all fixed rate first mortgage loans originated or purchased are held for sale. Millennium began originating federally insured or guaranteed mortgage loans in March 2004. We do not swap mortgage loans for mortgage-backed securities. All loan sales are for cash. When we sell loans we give customary representations and warranties. If we breach those representations and warranties, a buyer of loans can require us to repurchase the loans.

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

Periods of rising interest rates generally will adversely affect our income from our mortgage banking operations. In periods of rising interest rates, consumer demand for new mortgages and refinancing decreases, which in turn adversely affects our mortgage lending. In 2005, origination volume remained strong despite rising rates because the overall level of market rates still remained low compared to historical levels. Because of the uncertainty of future loan origination volume and the future level of interest rates, there can be no assurance that we will realize gains on the sale of loans in future periods.

Noninterest Expense

	December 31,
Noninterest Expense	2005	2004	2003
(Dollars in thousands)
Salary and benefits	$11,584	$9,972	$6,172
Occupancy	1,506	1,088	994
Furniture, equipment & computers	1,239	1,380	1,238
Litigation expenses (1)	—	—	574
Marketing fees	304	146	92
Professional fees (2)	913	1,042	1 137
Merger related expense	513	—	—
Administrative expense	3,353	2,342	2,783

Total	$19,412	$15,970	$11,990

(1)	Includes litigation-related legal fees and related expenses.
(2)	Excludes litigation-related legal fees and expenses.

Salaries and benefits expense, the largest component of noninterest expense, has steadily increased in correlation with the expansion of mortgage lending and support staff for that function as well as increased commissions on the higher volume of mortgage loans. The occupancy expense increase for 2005 compared to 2004 was primarily due to increased costs associated with the Warrenton branch, which opened in August 2004, and the cost of additional space to house staff at the mortgage segment.

The merger related expenses recognized in 2005 were transaction costs associated with the terminated acquisition of Albemarle First Bank.

Income Taxes

Millennium recorded income tax expense in the amount of $680 for the year ended December 31, 2005. The income tax expense for 2004 was $1,030.

As of December 31, 2004 we had used all of our net operating losses available. In addition to federal income taxes the bank pays a Virginia State franchise tax. The franchise tax was $243, $183, and $229, for the years ending December 31, 2005, 2004, and 2003, respectively.

Sources of Funds

Deposits

Deposits have been the principal source of Millennium’s funds for use in lending and for other general business purposes. At present, Millennium has employed alternative methods to gather deposits to fund our mortgage loan operations and commercial lending. Alternative methods used are advances from the Federal Home Loan Bank of Atlanta for daily and longer-term borrowings and also brokered deposits. Brokered deposits are deposits that we obtain through brokers for a fee. Brokered deposits are available in bulk, and they do not require any investments in branch offices, branch personnel or additional spending for marketing or education of employees. The brokered deposits that we obtain consist primarily of jumbo 30 day to 3 years certificates of deposits. Brokered deposits often earn a rate of interest that is higher than the rates we pay on other deposit products, which increases Millennium’s overall cost of funds and decreases our net interest margin.

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

Millennium attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. Millennium offers statement savings accounts, various checking accounts, various money market accounts, fixed-rate certificates with varying maturities, and individual retirement accounts and is expanding to provide deposit products and services for businesses. Millennium’s principal use of deposits is to originate loans and fund investment securities.

At December 31, 2005, deposits were $299.0 million, an increase of 6.5% from $280.8 million at December 31, 2004. The deposit growth is a reflection of branch office growth, aggressive pricing, marketing and other bank consolidation in Millennium’s principal market. In order to reduce the overall cost of funds and reduce our reliance on high cost time deposits and short-term borrowings as a funding source, we continue to direct extensive marketing efforts towards attracting lower cost transaction accounts. However, there is no assurance that these efforts will be successful, or if successful, that they will reduce our reliance on time deposits and short-term borrowings.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by Millennium at the dates indicated.

(Dollars in thousands)	December 31,
	2005	2004	2003
Savings accounts	$24,604	$19,679	$1,504
Demand deposit accounts	25,765	22,924	19,150
NOW accounts	43,062	9,348	9,663
Money market accounts	56,184	97,927	124,300
CD’s less than $100K	55,496	55,078	49,572
CD’s greater than $100K	93,885	75,877	67,924

Total	$298,996	$280,833	$272,113

The following table contains information pertaining to the average amount and the average rate paid on each of the following deposit categories for the periods indicated.

	Years Ended December 31,
	2005		2004		2003
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest bearing
Demand deposits	$24,589	0.00%	$19,883	0.00%	$16,444	0.00%
Interest bearing
NOW accounts	39,717	2.54%	9,723	0.79%	8,855	0.88%
Savings/Money
Market accounts	105,431	2.37%	113,005	1.47%	137,106	1.69%
Time deposits	129,052	3.92%	122,635	4.05%	107,081	3.80%

Total deposits	$298,789	2.87%	$265,246	2.30%	$269,486	2.39%

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

The following table indicates the amount of Millennium’s certificates of deposits by time remaining until maturity as of December 31, 2005:

	Maturity
(Dollars in thousands)	3 Months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
Certificates of deposit less than $100,000	$6,441	$3,173	$10,894	$34,988	$55,496
Certificates of deposit of $100,000 or more	25,448	20,031	12,146	36,260	93,885

Total certificates of deposits	$31,889	$23,204	$23,040	$71,248	$149,381

Borrowings

As a member of the Federal Home Loan Bank of Atlanta, Millennium is required to own capital stock in the Federal Home Loan Bank and is authorized to apply for advances from the Federal Home Loan Bank. Each Federal Home Loan Bank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Federal Home Loan Bank may prescribe the acceptable uses to which these advances may be put, as well as on the size of the advances and repayment provisions. The advances are collateralized by Millennium’s investment in Federal Home Loan Bank stock and by Millennium’s investment securities. At December 31, 2005, and December 31, 2004, $65.0 million and $26.5 million, respectively, was outstanding to the Federal Home Loan Bank.

Millennium’s borrowings also include securities sold under agreements to repurchase and federal funds purchased. Securities sold under agreements to repurchase are collateralized with Government Agency securities. The proceeds are used by Millennium for general corporate purposes. At December 31, 2005, and December 31, 2004, Millennium had $0 and $0, respectively, of securities sold under agreements to repurchase. At December 31, 2005 and December 31, 2004, respectively, Millennium had $215 thousand and 7.1 million, respectively, in federal funds purchased.

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

	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003
Maximum Balance:
FHLB advances	$66,100	$45,000	$23,400
Federal funds purchased	20,907	7,066	7,290
Subordinated debentures	8,000	8,000	8,000
Securities sold under agreements to repurchase	$—	$—	$1,151

	Year Ended December 31,
	2005		2004		2003
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
FHLB advances	$49,435	3.57%	$23,419	2.18%	$14,875	1.78%
Federal funds purchased	8,279	3.86%	5,174	1.78%	3,381	1.69%
Subordinated debentures	8,000	8.18%	8,000	5.71%	8,000	5.73%
Securities sold under agreement to repurchase	$0	0.00%	$560	0.25%	$813	0.25%

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

For the year ended December 31, 2005 operating activities provided approximately $8.6 million in cash as compared to the use of approximately $14.6 million in cash in 2004. This change resulted primarily from the net decrease in loans held for sale of $7.3 million in 2005 as compared to the net increase in loans held for sale of $20.3 million in 2004. Investing activities absorbed approximately $56.2 million and $40.1 million respectively for the years ended December 31, 2005 and 2004. In 2005, the change resulted primarily from a net increase in investment securities of $44.6 million and the purchase of $8 million in bank owned life insurance. In 2004, investing activities were primarily a result of a net increase in loans of $41.3 million and net increase in investment securities of $2.4 million. In addition, for the years ended December 31, 2005 and 2004, financing activities provided $50.1 and $55.4 million, respectively. In 2005, this change was mainly attributable to an increase in deposits of $18.2 million and a $38.5 million increase in FHLB borrowings. These increases were partially offset by a $6.9 million decrease in federal funds purchased. For the year ended 2004, financing activities were a result of the proceeds from issuance of common stock netting $24.6 million. In addition net increases in deposits of $8.7 million and net increases in FHLB borrowings of $16.1 million occurred.

Millennium uses its sources of funds primarily to meet operating needs, to pay deposit withdrawals and fund loan commitments. At December 31, 2005 and December 31, 2004 total approved loan commitments were $51.6 million and $75.6 million, respectively. Certificates of deposit scheduled to mature in one year or less at December 31, 2005, totaled $78.1 million.

At December 31, 2005, we had a borrowing limit of $102.5 million with the Federal Home Loan Bank. Our outstanding borrowings from the Federal Home Loan Bank totaled $ 65.0 million at December 31, 2005, which leaves an additional borrowing capacity of $37.5 million. Our borrowing limit is based on 25% of Bank assets at each quarter end date. We also have two lines of credit with the Community Bankers Bank in Virginia in the amounts of $12.0 million secured and $10.1 million unsecured. Our outstanding borrowings from the Community Bankers Bank totaled $0.2 million at December 31, 2005, with remaining available lines of credit of $21.9 million. In addition, we have a $5 million line of credit with The Bankers Bank. There were no borrowings outstanding against this line at December 31, 2005.

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

Millennium Bankshares and Millennium Bank are subject to regulatory capital requirements of the Federal Reserve. At December 31, 2005, Millennium exceeded all such regulatory capital requirements as shown in the following table.

	December 31, 2005
(Dollars in thousands)	Millennium Bankshares Corporation	Millennium Bank
Tier 1 Capital:
Common stock	$44,241	$14,800
Capital surplus	4,075	14,800
Trust preferred securities (1)	8,000	—
Retained earnings	1,467	2,429

Disallowed intangible assets	—	—

Total Tier 1 Capital	57,783	32,029

Tier 2 Capital:
Allowance for loan losses (2)	3,215	3,065
Trust preferred securities	—	—

Total Tier 2 Capital	3,215	3,065

Total Risk Based Capital	$60,998	$35,094

Risk Weighted Assets
Capital Ratios:
Tier 1 Risk-based	19.38%	11.42%
Total Risk-based	20.46%	12.52%
Tier 1 Capital to average adjusted total assets	13.92%	8.08%

(1)	Limited to 25% of Tier 1 Capital. Remainder is Tier 2 capital.
(2)	Limited to 1.25% of risk weighted assets.

Off Balance Sheet Arrangements

The following table summarizes our off-balance sheet arrangements.

	Maturity by Period
December 31, 2005 (in thousands)	Less than 1 year	Greater than 1 year to 3 years	Greater than 3 years to 5 years	Greater than 5 years	Total
Standby letters of credit	$851	$—	$—	$—	$851
Commitments to extend credit	25,782	7,815	3,588	13,573	50,758
Mortgage Banking Commitments:
Rate lock commitments	$4,777	$—	$—	$—	$4,777

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

Our mortgage banking activities generally include two types of commitments by Millennium. The first type is a rate lock commitment with the client. In a rate lock commitment, a client while in process of obtaining approval for a fixed rate secondary market loan can, at their own determination, fix or “lock in” the rate on the loan. The commitments are generally for periods of 60 to 90 days and are at market rates. To mitigate risk from market interest rate fluctuations and to provide for a mechanism to deliver these loans into the secondary market, we generally enter into mandatory forward sales contracts on rate lock commitments. Second, we also have mandatory sales contracts covering loans held for sale, which represents a price commitment.

Aggregate Contractual Obligations

The following table summarizes our contractual obligations.

	Maturity by Period as of December 31, 2005
(Dollars in thousands)	Less than 1 year	Greater than 1 year to 3 years	Greater than 3 years to 5 years	Greater than 5 years	Total
Deposits	$227,749	$38,857	$32,390	$—	$298,996

FHLB borrowings	27,900	20,100	12,000	5,000	65,000
Subordinated debentures	—	—	—	8,000	8,000
Lease commitments	678	1,147	593	330	2,748

Total	$256,327	$60,104	$44,983	$13,330	$374,744

Deposits represent non-interest bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Company. Amounts that have an indeterminate maturity period are included in the less than one-year category above.

FHLB borrowings represent the amounts that are due to the FHLB of Atlanta. These amounts have fixed maturity dates. Some of these borrowings, although fixed, are subject to conversion provisions at the option of the FHLB or Millennium can prepay these advances without a penalty. Management does not believe these advances will be converted in the near term.

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

Caution About Forward Looking Statements

We make forward-looking statements in this Form 10-K that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or other similar words or terms are intended to identify forward looking statements.

These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	The ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future;

•	Reliance on our management team, including our ability to attract and retain key personnel;

•	The successful management of interest rate risk, including managing changing rates and policies,

•	Risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	Problems with technology utilized by us;

•	Competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	Demand, development and acceptance of new products and services;

•	Changing trends in customer profiles and behavior;

•	Maintaining capital levels adequate to support our growth;

•	Maintaining cost controls and asset qualities as we open or acquire new branches;

•	Changes in general economic and business conditions in our market area; and

•	Changes in banking and other laws and regulations applicable to us.

•	The other matters discussed under Item 1A, Risk Factors, of this Form 10-K.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices. Millennium’s primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of Millennium’s asset/liability management process, which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegated the responsibility for carrying out asset/liability management policies to the Asset/Liability Committee (“ALCO”) of the Bank. In this capacity, ALCO develops guidelines and strategies that govern the Company’s asset/liability management related activities, based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

Millennium uses two primary methods to evaluate market risk to changes in interest rates: static gap analysis and simulation analysis.

Static gap is the difference between interest-sensitive assets and interest-sensitive liabilities maturing or repricing within a specific time interval measured at a balance sheet date. The gap can be managed by repricing assets or liabilities, by selling investments, by replacing an asset or liability prior to maturity, or by adjusting the interest rate during the life of an asset or liability. Matching the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net income due to changes in market interest rates. As reflected in the table below, Millennium, at December 31, 2005, had $121.2 million more in liabilities than assets that can reprice within one year or less and therefore we were in a liability sensitive position. Generally, a liability sensitive position is favorable to the Bank in a decreasing rate environment and unfavorable to the Bank in an increasing rate environment. It is important to recognize that deposits with no stated maturity have been presented in this gap table in the 3 months or less bucket because they can reprice in that time frame. These deposits may not indeed reprice that quickly, however.

The following table presents the amounts of Millennium’s interest sensitive assets and liabilities that mature or reprice in the periods indicated exclusive of non-accrual loans.

	December 31, 2005 Maturing or Repricing In:
(Dollars in thousands)	3 Months or less	4-12 Months	1-5 Years	Over 5 Years
Interest-sensitive assets:
Loans (1)	$143,021	$13,610	$90,226	$26,605
Investments (2)(3)	7,584	—	43,978	75,420
Federal funds sold	915	—	—	—

Total interest-sensitive assets	151,520	13,610	134,204	102,025

Cumulative interest-sensitive assets	151,520	165,130	299,334	401,359

Interest-sensitive liabilities:
NOW accounts	68,827	—	—	—
Savings/Money Market deposit accounts	80,788	—	—	—
Certificates of deposit	31,890	46,244	71,247	—
Borrowed money	53,615	5,000	14,600	—

Total interest-sensitive liabilities	235,120	51,244	85,847	—

Cumulative interest-sensitive liabilities	235,120	286,364	372,211	372,211

Period gap	(83,600)	(37,634)	48,357	102,025
Cumulative gap	$(83,601)	$(121,234)	$(72,877)	$29,148
Ratio of cumulative interest-sensitive assets to cumulative interest-sensitive liabilities	64.44%	57.66%	80.42%	107.83%
Ratio of cumulative gap to total assets	(19.83)%	(28.76)%	(17.29)%	6.92%

Total Assets				421,515

(1)	Loans maturing or repricing in three months or less includes $22.0 million of mortgage loans held for sale.
(2)	Excludes Federal Reserve, Federal Home Loan Bank, and Community Bankers Bank stock.
(3)	Anticipates prepayments on FNMA and FHLMC pools.

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

Due to the inherent limitations of gap analysis, Millennium utilizes simulation analysis as its primary tool for managing interest rate risk. Simulation analysis calculates expected net interest income under varying interest rate scenarios and the theoretical impact of immediate and sustained rate changes referred to as “rate shocks”. This methodology is more sophisticated than the traditional gap analysis and more accurately reflects the impact on net interest income from embedded options in earning assets and interest-bearing liabilities. Millennium places a higher degree of reliance on simulation modeling in its ALCO decision-making process. The simulation model is prepared and updated on a regular basis. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure of no more than -15%.

The following reflects the results of Millennium’s net interest income sensitivity analysis at December 31, 2005.

Rate Change	Estimated Net Interest Income Sensitivity
+200 bp	+13.9%
-200 bp	-23.9%

At December 31, 2005, Millennium’s interest rate risk model indicated that, in a rising rate environment of 200 basis points, net interest income could increase by 13.9%. In the same time period the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income would decrease 23.9%. Millennium’s net interest income at risk is out of policy limits in the down 200 basis point shock. Management has been actively engaging in strategies to minimize the identified risk in the declining rate environment and anticipates the magnitude of sensitivity in the declining rate environment will continue to diminish in 2006. Management also does not view the likelihood of a 200 basis point decline in the near term as very probable but is nonetheless currently contemplating additional actions which can be taken to further minimize the identified risk in the declining rate environment.

The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, including the nature and timing of interest rate levels such as yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment or replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, Millennium cannot make any assurances about the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

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

Millennium also performs economic value of equity modeling as a measurement tool. The market value of equity measures the degree to which the market value of Millennium’s assets and liabilities will change given a change in interest rates.

The following table presents the economic value of equity shock analysis at December 31, 2005.

Change in Yield Curve	Change in Economic Value of Equity
(in thousands)
+200 basis points	$49,737
Flat	$52,319
-200 basis points	$46,447

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Millennium Bankshares Corporation

Reston, Virginia

We have audited the accompanying consolidated balance sheets of Millennium Bankshares Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Millennium Bankshares Corporation for the year ended December 31, 2003 were audited by other auditors whose report dated January 31, 2004, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Crowe Chizek and Company LLC

Lexington, Kentucky

March 23, 2006

MILLENNIUM BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

(dollars in thousands, except share data)

	2005	2004
ASSETS
Cash and due from banks	$5,505	$2,974
Federal funds sold	915	55
Securities available for sale	128,365	86,219
Loans held for sale	22,044	29,337
Loans receivable (net of allowance for loan losses of $3,215 in 2005 and $2,925 in 2004)	248,203	246,919
Premises and equipment, net	2,625	2,467
Accrued interest receivable	2,070	1,583
Bank Owned Life Insurance	8,195	—
Other assets	3,593	2,304

Total Assets	$421,515	$371,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$25,765	$22,924
Interest-bearing	273,231	257,909

Total Deposits	298,996	280,833
Federal funds purchased and repurchase agreements	215	7,066
Advances from Federal Home Loan Bank	65,000	26,500
Subordinated debentures	8,000	8,000
Accrued interest payable	784	581
Other accrued expenses	827	1,767

Total Liabilities	373,822	324,747

Stockholders’ Equity
Common stock, $5 par value; authorized 10,000,000 shares; issued and outstanding 8,848,239 in 2005, 8,780,369 in 2004	44,241	43,902
Additional paid-in capital	4,075	4,056
Accumulated other comprehensive income (loss)	(2,090)	(680)
Retained earnings (deficit)	1,467	(167)

Total Stockholders’ Equity	47,693	47,111

Total Liabilities and Stockholders’ Equity	$421,515	$371,858

The Notes to Consolidated Financial Statements are an integral part of these statements.

MILLENNIUM BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(dollars in thousands, except share data)

	2005	2004	2003
Interest Income
Loans, including fees	$19,320	$15,300	$13,603
Securities	4,716	3,032	3,237
Federal funds sold	37	40	25

Total Interest Income	24,073	18,372	16,865

Interest Expense
Deposits	8,562	6,094	6,452
Federal funds purchased and repurchase agreements	320	94	59
Advances from Federal Home Loan Bank	1,763	510	265
Subordinated Debentures	654	457	458

Total Interest Expense	11,299	7,155	7,234

Net Interest Income	12,774	11,217	9,631

Provision for Loan Losses	438	271	687

Net Interest Income after Provision for Loan Losses	12,336	10,946	8,944

Noninterest Income
Gain on sale of loans and loan fees, net	8,950	7,407	3,593
Service charges	262	244	172
Gain (loss) on sale of securities	(208)	4	452
Other income	386	408	291

Total Noninterest Income	9,390	8,063	4,508

Noninterest Expense
Officers’ and employees’ compensation and benefits	11,584	9,972	6,172
Occupancy and equipment expense	2,745	2,468	2,232
Marketing, promotion and advertising expense	304	146	92
Other operating expense	4,779	3,384	3,494

Total Noninterest Expense	19,412	15,970	11,990

Income before Income Taxes	2,314	3,039	1,462

Provision for Income Tax Expense	680	1,030	497

Net Income	$1,634	$2,009	$965

Earnings per common share
Basic	$0.19	$0.29	$0.27
Diluted	$0.18	$0.27	$0.23

Weighted average shares outstanding
Basic	8,798,106	7,037,771	3,551,251
Diluted	8,939,052	7,356,247	4,198,661

The Notes to Consolidated Financial Statements are an integral part of these statements.

MILLENNIUM BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(dollars in thousands except share data)

	Number of Shares	Par Value	Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Totals	Total Comprehensive Income
Balance, January 1, 2003	3,531,778	$17,659	$599	$(3,141)	$385	$15,502

Options exercised	111,040	555	—	—	—	555
Changes in net unrealized gain (loss) on securities available for sale, net of tax effect	—	—	—	(1,104)	(1,104)	$(1,104)	$(1,104)
Net income	—	—	—	965		965	965

Balance, December 31, 2003	3,642,818	18,214	599	(2,176)	(719)	15,918	(139)

Sale of common stock, net of expenses	4,074,961	20,375	4,199	24,574
Options exercised	12,320	62	10	72
Conversion of warrants to common stock	1,050,270	5,251	5,251
Redemption of 603,010 warrants for cash	(752)	(752)
Changes in net unrealized gain (loss) on securities available for sale, net of tax effect	—	—	—	—	39	39	39
Net income	—	—	—	2,009	—	2,009	2,009

Balance, December 31, 2004	8,780,369	43,902	4,056	(167)	(680)	47,111	2,048

Options exercised	67,870	339	19	—	—	358
Changes in net unrealized gain (loss) on securities available for sale, net of tax effect	—	—	—	(1,410)	(1,410)	(1,410)
Net income	—	—	—	1,634	—	1,634	1,634

Balance, December 31, 2005	8,848,239	$44,241	$4,075	$1,467	$(2,090)	$47,693	$224

The Notes to Consolidated Financial Statements are an integral part of these statements.

MILLENNIUM BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(dollars in thousands except share data)

	2005	2004	2003
Net income	$1,634	$2,009	$965
Noncash items included in net income
Depreciation and amortization	839	919	1,077
Provision for loan losses	438	271	687
Deferred tax expense (benefit)	(729)	491	522
Amortization of investment security premiums and accretion of discounts, net	139	251	677
Realized loss (gain) on sale of investment securities available for sale	208	(4)	(452)
Loss on disposal of assets	15	133	29
Cash surrender value of bank owned life insurance	(195)	—	—
Change in
Loans held for sale, net	7,293	(20,268)	36,294
Accrued interest receivable	(487)	(108)	(255)
Other assets	167	655	487
Accrued interest payable	203	41	(83)
Other accrued expenses	(940)	971	(168)

Net Cash Provided (Used) by Operating Activities	8,585	(14,639)	39,780

Cash Flows from Investing Activities
Decrease (increase) in Federal funds sold	(860)	6	(6)
Loan originations and payments, net	(1,722)	(41,277)	(12,871)
Purchase of securities available for sale	(66,439)	(50,931)	(101,565)
Sales of securities available for sale	12,787	48,236	50,141
Pay down of securities available for sale	9,022	5,102	14,744
Purchase of bank owned life insurance	(8,000)	—	—
Payments for the purchase of premises and equipment	(1,012)	(1,247)	(335)
Proceeds from disposal of property	—	16	13

Net Cash Used by Investing Activities	(56,224)	(40,095)	(49,879)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	358	24,646	555
Net proceeds from warrants redemption	—	4,499	—
Net increase in deposits	18,163	8,721	13,604
Net increase (decrease) in FHLB borrowings	38,500	16,100	(3,000)
Net increase (decrease) in Federal funds purchased and repurchase agreements	(6,851)	1,437	(3,714)

Net Cash Provided by Financing Activities	50,170	55,403	7,445

Net Increase (Decrease) in Cash and Due from Banks	2,531	669	(2,654)

Cash and Due from Banks, beginning of year	2,974	2,305	4,959

Cash and Due from Banks, end of year	$5,505	$2,974	$2,305

Supplemental Cash Flow Information
Interest Paid	$11,047	$7,182	$7,317
Taxes Paid	$2,001	$42	—

Noncash Investing Activities
Loans transferred from held for sale to held to maturity	$—	$122	$—

The Notes to Consolidated Financial Statements are an integral part of these statements.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

(dollars in thousands, except share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Millennium Bankshares Corporation (the Corporation) and its subsidiaries: Millennium Bank, N.A., Millennium Brokerage Services, Inc. (terminated in 2004), Millennium e-Banking Solutions, L.L.C. (terminated in 2005), Millennium Insurance Services, Inc. (terminated in 2003) and Millennium Financial, Inc. All significant intercompany accounts and transactions have been eliminated. The Corporation was incorporated in 1998 and began operations on April 1, 1999.

Millennium Bank, N.A., (the Bank) is a federally chartered national bank and is subject to regulation by the Office of the Comptroller of the Currency (OCC). The accounts of Millennium Bank, N.A. include its subsidiary, Millennium Capital, Inc. and include other investments whose equity is not material to Millennium Bank, N.A. The principal activities of the Bank are to attract deposits and originate loans. Millennium Capital, Inc., a wholly owned subsidiary of the Bank, conducted mortgage banking, as permitted by applicable regulations, for nationally chartered banks until August 31, 2005. In September 2005, the Bank began conducting its mortgage banking operations through three majority-owned operating subsidiaries; Millennium Sunbelt Mortgage, LLC, Millennium Bank Mortgage, LLC and Millennium Hyland Mortgage, LLC. The Bank is engaged in the general business of banking, aimed at serving individuals, small and medium sized businesses and the professional communities principally located throughout the Northern Virginia and Richmond, Virginia areas. The Bank conducts full-service banking operations from several branches in these areas and its headquarters is located in Reston, Virginia.

The accounting and reporting policies of the Corporation are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The more significant of these policies are discussed below.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could vary from the estimates that were used. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the fair value of financial instruments

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

(dollars in thousands, except share data)

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

Investment Securities

Debt securities are classified as held-to-maturity when the Bank has the positive intent and ability to hold the securities to maturity. Securities held-to-maturity are carried at amortized cost. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity. The Corporation does not have any securities classified as held to maturity.

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

Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers independent price quotations, projected target prices of investment analysts within the short term and the financial condition of the issuer.

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

DECEMBER 31, 2005 AND 2004

(dollars in thousands, except share data)

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level, which, in management’s judgment, is adequate to absorb probable incurred losses in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio.

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

DECEMBER 31, 2005 AND 2004

(dollars in thousands, except share data)

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

Federal Home Loan Bank Stock and Federal Reserve Bank Stock

The Bank, as a member of the Federal Home Loan Bank (FHLB) of Atlanta, is required to hold shares of capital stock in the FHLB consisting of two components; membership stock equal to the lesser of a specified percentage of the Bank’s total assets on December 31 of the prior year, or 0.20 percent, plus activity-based stock which is 4.50 percent times the Bank’s outstanding advances from the FHLB. This investment is recorded at cost and periodically evaluated for impairment. Both cash and stock dividends are reported as income. The amount of FHLB stock was $3,628, and $1,818 at December 31, 2005, and 2004, respectively. The Bank, as a member of the Federal Reserve Bank (FRB) is also required to hold shares of capital stock in the FRB. The amount of FRB stock was $864 and $871 at December 31, 2005 and 2004, respectively.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Leasehold improvements are amortized over the life of the lease using the straight-line method. Furniture and equipment are depreciated over estimated useful lives of three and seven years using the straight-line method. Computer hardware and software are depreciated over estimated useful lives of three and five years using the straight-line method. Automobiles are depreciated over the estimated useful live of three years using the straight-line method. The Bank depreciates furniture and equipment using accelerated methods for income tax reporting.

Expenditures for maintenance, repairs, and improvements that do not materially extend the useful lives of property and equipment are charged to earnings. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the respective accounts, and the resulting gain or loss is reflected in current earnings.

Advertising Costs

Advertising costs are charged to expense as incurred.

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

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

(dollars in thousands, except share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stockholders’ Equity and Dividend Payment Restrictions (continued)

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation. The total amount of dividends that may be paid in any calendar year is limited to the current years’ net profits, combined with the retained net profits of the preceding two years and loans or advances from the Bank to the Corporation are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis. At December 31, 2005, the Bank had retained earnings of $2,429 available for the payment of dividends. No funds are available for loans or advances by the Bank to the Corporation.

Income Taxes

Income tax expense is the total of current year income tax due or refundable and the change in deferred tax assets and liabilities Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

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

DECEMBER 31, 2005 AND 2004

(dollars in thousands, except share data)

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

	2005	2004	2002
Net income as reported	$1,634	$2,009	$965
Deduct: Total stock based employees compensation expense determined under fair value based method for all awards, net of related tax effects	(135)	(125)	(292)

Pro forma	$1,499	$1,884	$673

Earnings per share:
Basic - as reported	$0.19	$0.29	$0.27

Basic - pro forma	$0.17	$0.27	$0.19

Diluted - as reported	$0.18	$0.27	$0.23

Diluted - pro forma	$0.17	$0.26	$0.16

The weighted average assumptions for options granted during the year and the resulting estimated weighted average fair values per share used in our option pricing model are as follows:

	2005	2004	2003
Assumptions: Risk free interest rate	4.40%	4.26%	4.28%
Expected dividend yield	—	—	—
Expected life of options (in years)	10	10	10
Expected volatility	15.8	17.3	20.8
Estimated fair value per share	$3.15	$2.51	$1.93

Statements of Cash Flows

The Corporation considers all cash and amounts due from depository institutions, excluding Federal funds sold, to be cash equivalents for purposes of the statements of cash flows.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

(dollars in thousands, except share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Rate Lock Commitments

The Corporation enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. To minimize interest rate risk, it is the policy of the Corporation to sell all fixed rate mortgage loans to the secondary market within 60 days of origination. At December 31, 2005, the Corporation had rate lock commitments to originate and sell loans held-for-sale of $4.8 million.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(Revised), “Share-Based Payments” (“SFAS No. 123R”). The provisions of SFAS No. 123R require all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after December 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. SFAS No. 123R also amends SFAS No. 95,” Statement of Cash Flows,” requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows. In November 2005, the Corporation accelerated the vesting of 33,706 out-of-the-money stock options to avoid approximately $64 of compensation expense in future periods to be recognized upon adoption of SFAS 123R. The effect on results of operations will depend on the level of future option grants, the fair value of the options granted at a future date, as well as the vesting period provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $38 in 2006 and $35 in 2007.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

(dollars in thousands, except share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In May 2005, the FASB issued Statement No. 154, (“SFAS No. 154”), “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” Among other things, SFAS No. 154 requires that a voluntary change in accounting principle be applied retroactively with all prior period financial statements presented on the new accounting principle, unless it is impractical to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements.

In November 2005, the FASB issued Staff Position No. 115-1 (FSP No. 115-1’), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP No. 115-1 addresses the determination as to when an investment is impaired, whether that impairment is other than temporary, and the measurement of the impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP No. 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP No. 115-1 amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The FSP is effective for all reporting periods beginning after December 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

(dollars in thousands, except share data)

2.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain a certain amount of cash on hand or with the Federal Reserve Bank. At December 31, 2005 and 2004 the required reserve balances amounted to $4,143 and $656, respectively.

3.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair market value of securities available for sale as shown in the balance sheets of the Bank are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
December 31, 2005
U.S. Government and Agency Securities	$60,287	$—	$(1,972)	$58,315
Mortgage-backed Securities	33,702	—	(816)	32,886
States and Political Subdivisions	25,409	—	(383)	25,026
Other Debt Securities	7,584	3	—	7,587

Total Debt Securities	126,982	3	(3,171)	123,814
Equity Securities	4,551	—	—	4,551

	$131,533	$3	$(3,171)	$128,365

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
December 31, 2004
U.S. Government and Agency Securities	$62,636	$—	$(946)	$61,690
Mortgage-backed Securities	21,866	16	(101)	21,781

Total Debt Securities	84,502	16	(1,047)	83,471
Equity Securities	2,748	—	—	2,748

	$87,250	$16	$(1,047)	$86,219

The amortized cost and fair value of debt securities available for sale at December 31, 2005 by contractual maturity were as follows. Mortgage-backed securities, which are not due at a single maturity date, are shown separately.

	Amortized Cost	Fair Market Value
After one year through five years	$15,995	$15,512
After five years through ten years	41,547	40,100
After ten years	35,738	35,316
Mortgage-backed securities	33,702	32,886

	$126,982	$123,814

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

(dollars in thousands, except share data)

3.	SECURITIES AVAILABLE FOR SALE (continued)

Investment securities with a carrying amount of $76,442 and $58,133 at December 31, 2005 and 2004 respectively, were pledged as collateral for Federal Home Loan Bank and Community Bankers Bank advances, to secure repurchase agreements and for other purposes as required or permitted by law.

During 2005, 2004 and 2003, proceeds from the sale of investment securities totaled $12,787, $48,236 and $50,141, respectively, with gross realized gains of $1, $160, and $507 respectively, and gross realized losses of $209, $156 and $55, respectively.

Securities with unrealized losses at year-end 2005 and 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	December 31, 2005
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government and Agencies securities	$8,487	$(153)	$49,828	$(1,819)	$58,315	$(1,972)
Mortgage-backed securities	25,049	(577)	6,477	(239)	31,526	(816)
States and political Subdivisions	15,340	(383)	—	—	15,340	(383)

	$48,876	$(1,113)	$56,305	$(2,058)	$105,181	$(3,171)

	December 31, 2004
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government and Agencies securities	$31,708	$(232)	$22,982	$(714)	$54,690	$(946)
Mortgage-backed securities	5,429	(40)	3,042	(61)	8,471	(101)

	$37,137	$(272)	$26,024	$(775)	$63,161	$(1,047)

Unrealized losses on bonds have not been recognized into income because the bonds are investment grade, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is due to changes in market interest rates, not in estimated cash flows. The fair value is expected to recover as the bonds approach their maturity date or reset date.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

(dollars in thousands, except share data)

4.	LOANS RECEIVABLE

Loans receivable include the following at December 31:

	2005	2004
Real estate loans
Mortgage	$65,919	$75,547
Commercial	126,325	120,021
Construction	43,368	35,570

Total real estate loans	235,612	231,138
Commercial	13,180	14,688
Consumer	2,897	4,152
Overdrafts	20	13

Subtotal	251,709	249,991
Allowance for loan losses	(3,215)	(2,925)
Deferred loan costs (fees)	(291)	(147)

Total Loans	$248,203	$246,919

An analysis of the allowance for loan losses is as follows at December 31:

	2005	2004	2003
Balance beginning of period	$2,925	$3,057	$3,499
Provision for loan losses	438	271	687
Loans charged to reserve	(272)	(521)	(1,141)
Recoveries credited to reserve	124	118	12

Totals	$3,215	$2,925	$3,057

The Bank had non-accrual loans of $598 and $822 at December 31, 2005 and 2004, respectively. The Bank had $166 and $339 of loans past due 90 days or more still accruing at December 31, 2005 and 2004, respectively.

Mortgage loans totaling $6.9 million and $13.1 million, respectively, were pledged as collateral for Federal Home Loan Bank advances at December 31, 2005 and December 31, 2004, respectively under a blanket floating lien. .

Information regarding impaired loans is as follows:

	December 31,
	2005	2004
Loans with no allocated allowance for loan losses	$—	$—
Loans with allocated allowance for loan losses	598	175

Total	$598	$175

Amount of the allowance for loan losses allocated	$289	$44
Average investment in impaired loans	$120	$49
Interest income recognized during impairment	$—	$—
Interest income recognized on a cash basis on impaired loans	$—	$—

No additional funds are committed to be advanced in connection with the impaired loans above.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

(dollars in thousands, except share data)

5.	PREMISES AND EQUIPMENT

Premises and equipment include the following at December 31:

	2005	2004
Furniture and equipment	$5,020	$4,956
Leasehold improvements	1,893	1,126

Total cost	6,913	6,082
Less accumulated depreciation and amortization	(4,288)	(3,615)

Premises and equipment, net	$2,625	$2,467

Depreciation of premises and equipment charged to expense amounted to $839, $919, and $1,077 in 2005, 2004, and 2003, respectively.

6.	DEPOSITS

Time deposits in denominations of $100,000 or more totaled $93,885 in 2005 and $75,878 in 2004. Time deposits mature as follows at December 31, 2005:

2006	$78,133
2007	26,801
2008	12,057
2009	20,196
2010	12,194

Total	$149,381

7.	BORROWINGS

The Corporation had borrowings outstanding as follows:

December 31, 2005:	Interest Rate	Maturity	Amount
Federal funds purchased	4.44%	Demand	$215

Federal Home Loan Bank(1)
Advances	4.44%	Demand	$22,900
Advances	4.33%	February 13, 2006	5,000
Advances	4.56%	June 11, 2007	5,000
Advances	4.41%	July 25, 2007	1,500
Advances	3.44%	October 9, 2007	1,000
Advances	4.53%	December 11, 2007	2,500
Advances	4.64%	December 17, 2007	2,500
Advances	4.54%	June 2, 2008	2,500
Advances	4.51%	July 25, 2008	1,500
Advances	4.36%	December 22, 2008	3,600
Advances	3.14%	June 11, 2009	5,000
Advances	3.90%	March 23, 2010	5,000
Advances	4.64%	July 26, 2010	2,000
Advances	3.98%	March 12, 2012	5,000

			$65,000

(1)	Of the $42,100 in Federal Home Loan Bank advances outstanding with stated maturity dates at December 31, 2005, $17,500 have adjustable rates which are reset quarterly, $9,600 have fixed rates to maturity, and $15,000 have fixed rates which may be convertible to three-month LIBOR. Advances are subject to prepayment penalties.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

(dollars in thousands, except share data)

7.	BORROWINGS (continued)

December 31, 2004:	Interest Rate	Maturity	Amount
Federal funds purchased	2.40%	Demand	$7,066

Federal Home Loan Bank
Advances	2.44%	May 2, 2005	$500
Advances	2.50%	July 25, 2005	5,000
Advances	2.28%	February 13, 2006	5,000
Advances	2.33%	June 11, 2007	5,000
Advances	3.44%	October 9, 2007	1,000
Advances	2.01%	February 13, 2008	5,000
Advances	3.14%	June 11, 2009	5,000

			$26,500

At December 31, 2005 the Corporation has the following lines of credit:

	Total Line Of Credit	Amount Available
Federal Home Loan Bank, secured	$102,500	$36,000
The Bankers Bank(1)	5,000	5,000
Community Bankers Bank
Secured(1)	10,091	9,876
Unsecured(1)	12,000	12,000

	$129,591	$62,876

(1)	Federal funds facilities. The Community Bankers Bank secured facility is collateralized with pledged investment securities.

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

Quarter average balances, rates and maximum balances for FHLB borrowings in 2005 and 2004 are indicated below.

2005	Quarter Average Balance	Average Rate	Quarter Maximum Balance
December 31,	$57,810	3.99%	$65,000
September 30,	58,152	3.60%	62,500
June 30,	53,587	3.16%	66,100
March 31,	27,767	2.60%	39,500

2004	Quarter Average Balance	Average Rate	Quarter Maximum Balance
December 31,	$31,500	2.41%	$37,500
September 30,	38,576	2.10%	45,000
June 30,	12,943	2.01%	25,000
March 31,	10,400	1.92%	10,400

The weighted average interest rate for FHLB borrowings at December 31, 2005 and 2004 was 4.27% and 2.49% respectively.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

(dollars in thousands, except share data)

8.	SUBORDINATED DEBENTURES

On June 27, 2002, Millennium Capital Trust I, Inc., a subsidiary of the Corporation, was formed for the purpose of issuing redeemable trust preferred securities and purchasing the Corporation’s junior subordinated debentures, which are its sole assets. The Corporation owns all of the Trust’s outstanding common securities. On July 11, 2002, $8,000, of the trust preferred securities were issued in a pooled offering. The securities have a LIBOR-indexed floating rate of interest, which is set and payable on a quarterly basis. During 2005, the interest rates ranged from 5.72 percent to 7.80 percent. During 2004, the interest rates ranged from 4.79 percent to 5.72 percent. The securities have a maturity date of July 2032. The Corporation has the option of redeeming the securities beginning July 2007.

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

9.	INCOME TAXES

The provision for federal income taxes consists of the following:

	2005	2004	2003
Current (benefit) provision	$1,409	$307	$(25)
Deferred (benefit) provision	(729)	723	522

Total provision for income taxes	$680	$1,030	$497

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

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

(dollars in thousands, except share data)

9.	INCOME TAXES (continued)

Net deferred tax assets are comprised of the following at December 31:

Deferred Source	2005	2004
Loan loss reserve	$871	$734
Unearned loan fees	(1)	(50)
Depreciation	(62)	(119)
Other	282	(204)

Subtotal	1,090	361
Unrealized loss included in other comprehensive income	1,077	350

Gross deferred tax assets	$2,167	$711

A reconciliation between actual tax expense and taxes computed at the statutory federal rate of 34% for each of the three years in the period ended December 31 follows:

	2005	2004	2003
Tax computed at statutory rate	$787	$1,030	$497
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(69)	—	—
Bank owned life insurance	(66)	—	—
Nondeductible expenses	28	—	—

Actual tax expense	$680	$1,030	$497

10.	REGULATORY MATTERS

The Corporation (on a consolidated basis) and the Bank’s primary supervisory agencies are the Federal Reserve and Office of the Comptroller of the Currency (OCC). The supervisory agencies have mandated certain minimum capital standards for the industry and pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) have outlined various levels of capital adequacy for the industry under “prompt corrective action” regulations.

Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that if undertaken, could have a direct material affect on the Corporation and the Bank’s financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation and the Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations) and of Tier I

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

(dollars in thousands, except share data)

10.	REGULATORY MATTERS (continued)

capital to adjusted total assets (as defined). Management believes as of December 31, 2005 and 2004, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Corporation’s actual capital amounts and ratios are as follows:

	Actual Amount	Ratio	Minimum Capital Requirement		Minimum To be Well Capitalized(1)
			Amount	Ratio	Amount	Ratio
As of December 31, 2005
Total Risk-based Capital (to risk-weighted assets)
Consolidated	$60,998	20.46%	$23,844	8.00%	$29,806	10.00%
Bank	35,094	12.52	22,431	8.00	28,038	10.00
Tier I Capital (to risk-weighted assets)
Consolidated	57,783	19.38	11,922	4.00	17,883	6.00
Bank	32,029	11.42	11,215	4.00	16,823	6.00
Tier I Capital (to average assets)
Consolidated	57,783	13.92	16,601	4.00	20,752	5.00
Bank	32,029	8.08	15,938	4.00	19,922	5.00

As of December 31, 2004
Total Risk-based Capital (to risk-weighted assets)
Consolidated	$58,716	23.10%	$17,097	8.00%	$21,371	10.00%
Bank	33,053	13.04	17,065	8.00	21,331	10.00
Tier I Capital (to risk-weighted assets)
Consolidated	55,791	21.95	8,549	4.00	12,823	6.00
Bank	30,266	11.94	12,489	4.00	18,733	6.00
Tier I Capital (to average assets)
Consolidated	55,791	15.57	12,510	4.00	15,638	5.00
Bank	30,266	8.91	12,489	4.00	15,611	5.00

(1)	The Consolidated entity is not subject to the prompt corrective action rules.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

(dollars in thousands, except share data)

11.	OPERATING LEASES

The Bank leases its corporate headquarters and most of its branch facilities under non-cancelable lease agreements. Most of these leases provide for the payment of property taxes and other costs by the Bank and include one or more renewal options ranging up to ten years.

The following are the future minimum lease payments at December 31, 2005:

Years ending December 31,
2006	$678
2007	585
2008	562
2009	414
2010	179
Thereafter	330

Total	$2,748

Rent expense amounted to $1,038, $697, and $597 for the years ended December 31, 2005, 2004 and 2003, respectively.

12.	PROFIT SHARING PLAN

The Corporation maintains a 401(k) profit sharing plan, which has also been adopted by Millennium Bank, N.A., Millennium Capital, Inc., and Millennium Brokerage Services, Inc. The Plan covers substantially all full time employees. The Plan allows the Corporation, and its affiliates, to make contributions to the plan at the discretion of management. The Corporation and affiliates made no contributions to the 401(k) plan for the years ended December 31, 2005, 2004 and 2003.

13.	OTHER INCOME AND OTHER OPERATING EXPENSE

Other income consists of the following:

	2005	2004	2003
Commissions and fees	$401	$208	$132
Other income	(15)	200	159

Total other income	$386	$408	$291

Other operating expenses consist of the following:

	2005	2004	2003
Dues and fees	$176	$163	$417
Franchise taxes and miscellaneous taxes	247	183	229
Insurance expense	217	84	240
Meetings and seminar expense	216	82	170
Miscellaneous operating expenses	475	590	122
Office expenses	707	554	487
Lawsuit settlements and operating losses	292	81	328
Outside services	310	191	439
Professional fees	914	1,043	862
Other loan expense	712	413	200
Merger related expense	513	—	—

Total Other Operating Expenses	$4,779	$3,384	$3,494

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

(dollars in thousands, except share data)

14.	RELATED PARTY TRANSACTIONS

Through the normal course of business, the Corporation receives general legal services from law firms under the control of certain Directors. Legal fees paid to these law firms were $49, $74, and $38 for the years ended December 31, 2005, 2004, and 2003, respectively.

In 2005 and 2004, the Corporation leased space in Herndon, Virginia from a related party in the amount of $121 and $121, respectively and space in Reston, Virginia in the amount of $219 and $222, respectively.

The Bank has entered into loan transactions with certain directors, executive officers, and their affiliates. The aggregate amount of loans to such related parties at December 31, 2005 and 2004 was $7,179 and $6,911, respectively. During 2005, new loans made to such related parties amounted to $1,748 and payments amounted to $1,480. During 2004, new loans made to such related parties amounted to $529 and payments amounted to $3,195.

The Bank has also entered into deposit transactions with certain directors, executive officers, and their affiliates. Total deposits at December 31, 2005 and 2004 were $3,450 and $3,587, respectively.

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

At December 31, the following financial instruments, the majority of which are at variable rates, were outstanding whose contract amounts represent credit risk:

	2005	2004
Commitments to grant loans, commercial pipeline and unfunded commitments under lines of credit	$50,758	$74,481
Commercial and standby letters of credit	851	1,095

	$51,609	$75,576

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

(dollars in thousands, except share data)

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

Legal

Various legal claims also arise from time to time in the normal course of business, including certain claims made by a former manager of one of the Bank’s mortgage operating subsidiaries against the Bank alleging breaches of contracts. No amount of loss, if any, can be reasonably estimated at this time, therefore, no liability has been recorded in the consolidated financial statements. However, the Corporation intends to defend itself against these allegations.

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

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

(dollars in thousands, except per share data)

16.	STOCK OPTION PLAN (continued)

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding,beginning of year	772,949	$5.87	626,398	$5.71	797,082	$5.33
Granted	78,261	8.00	131,841	6.63	144,688	6.63
Exercised	(67,870)	5.29	(12,320)	5.00	(111,040)	5.00
Cancelled/Expired/Restored	(74,934)	7.37	27,030	5.24	(204,332)	5.24

Outstanding,end of year	708,406	6.01	772,949	5.87	626,398	5.71

Options exercisable at end of year	540,044	$5.85	484,030	$5.81	270,613	$5.75

In November 2005, the Corporation accelerated the vesting of out-of-the-money stock options granted to certain key executives during 2005 totaling 33,706. The acceleration was executed to reduce future compensation expense to be recognized upon adoption of SFAS 123R.

Information pertaining to options outstanding at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.00	399,142	4.8 years	$5.00	345,622	$5.00
$6.20 - $7.00	116,235	7.4 years	$6.61	69,893	$6.67
$7.01 - $8.00	134,323	7.9 years	$7.45	90,823	$7.51
$8.01 - $8.46	58,706	9.1 years	$8.44	33,706	$8.46

The vesting period of the remaining options is as follows:

Vested and exercisable	540,044
2006	72,350
2007	18,230
2008	35,351
2009	29,931
2010	12,500

708,406

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

(dollars in thousands, except share data)

17.	EARNINGS PER SHARE

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.

	For the Years Ended December 31,
	2005		2004		2003
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Weighted average shares outstanding, and basic earnings per share	8,798,106	$0.19	7,037,771	$0.29	3,551,251	$0.27

Effect of dilutive securities
Stock options	140,946		318,476		143,248
Warrants	—		—		504,162

Weighted average shares adjusted for dilution and diluted earnings per share	8,939,052	$0.18	7,356,247	$0.27	4,198,661	$0.23

No stock options or warrants were considered anti-dilutive in computing weighted average shares.

18.	OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2005	2004	2003
Change in unrealized holding gains (losses) on Available-for-sale securities	$(2,345)	$63	$(1,221)
Reclassification adjustment for losses (gains) realized in income	208	(4)	(452)

Net unrealized gains (losses)	(2,137)	59	(1,673)
Tax effect	727	(20)	569

Other comprehensive income	$(1,410)	$39	$(1,104)

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

(dollars in thousands, except share data)

19.	PARENT COMPANY ACTIVITY

The balance sheets and statements of income for the Corporation only, are as follows at December 31:

BALANCE SHEETS

	2005	2004
Assets:
Interest bearing deposits in banks	$7,600	$5,008
Investment in subsidiaries	29,953	29,679
Securities available for sale	987	1,999
Loans (net)	16,276	18,118
Other assets	1,041	423

Total Assets	$55,857	$55,227

Liabilities:
Subordinated debentures	8,000	8,000
Other liabilities	164	116

Total Liabilities	8,164	8,116

Stockholders’ equity:
Common stock	44,241	43,902
Additional paid-in capital	4,075	4,056
Accumulated other comprehensive income (loss)	(2,090)	(680)
Retained earnings (deficit)	1,467	(167)

Total Stockholders’ Equity	47,693	47,111

Total Liabilities and Stockholders’ Equity	$55,857	$55,227

STATEMENTS OF INCOME

	2005	2004	2003
Equity in earnings of Bank	$1,764	$2,168	$1,365
Equity in earnings of Brokerage Services	—	8	(5)
Equity in earnings of E-Banking	(125)	(149)	(9)
Equity in earnings of Financial Inc.	3	3	(3)
Other income (expenses)	(652)	(287)	49
Interest income, (expense) net	644	266	(432)

Net income	$1,634	$2,009	$965

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

(dollars in thousands, except share data)

19.	PARENT COMPANY ACTIVITY (continued)

STATEMENTS OF CASH FLOWS

	2005	2004	2003
Cash Flows from Operating Activities
Net income	$1,634	$2,009	$965
Equity in undistributed net income (loss)of subsidiaries	(1,642)	(2,030)	(1,348)

Subtotal	(8)	(21)	(383)
Increase in other assets	(618)	(53)	(150)
Increase (decrease) in other liabilities	280	18	93

Net Cash Provided (Used) by Operating Activities	(346)	(56)	(440)

Cash Flows from Investing Activities
Purchase of securities available for sale	—	(6,000)	—
Sales/Calls of securities available for sale	1,012	4,001	—
Change in loans	1,842	(18,118)	—
Increase in investment in subsidiaries	(274)	(4,812)	—

Net Cash Provided (Used) by Investing Activities	2,580	(24,929)	—
Cash Flows from Financing Activities
Net proceeds from issuance of common stock	358	24,646	555
Net proceeds from redemption of warrants	—	4,499	—

Net Cash Provided by Financing Activities	358	29,145	555
Net Increase (Decrease) in Cash and Due from Banks	2,592	4,160	115
Cash and Due from Banks, beginning of year	5,008	848	733

Cash and Due from Banks, end of year	$7,600	$5,008	$848

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

(dollars in thousands, except share data)

20.	ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, these fair value estimates are not necessarily indicative of the amounts that the Corporation would realize in a market transaction. Because of the wide range of valuation techniques and the numerous estimates, which must be made, it may be difficult to make reasonable comparisons of the Corporation’s fair value information to that of other financial institutions. SFAS 107 excludes certain financial instruments from its disclosure requirement. Because of this and the many uncertainties discussed above, the aggregate fair value amount should in no way be construed as representative of the underlying value of the Corporation. The estimated fair values of the Corporation’s financial instruments at December 31, 2005 and 2004 are as follows:

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$5,505	$5,505	$2,974	$2,974
Federal funds sold	915	915	55	55
Securities available for sale	128,365	128,365	86,219	86,219
Loans held for sale	22,044	22,262	29,337	30,025
Loans receivable, net	248,203	246,851	246,919	254,579
Accrued interest receivable	2,070	2,070	1,583	1,583

Financial liabilities:
Deposits	298,996	298,050	280,833	283,642
Federal funds purchased	215	215	7,066	7,066
FHLB advances-short term	22,900	22,900	5,500	5,500
FHLB advances-long term	42,100	42,133	21,000	21,000
Subordinated debentures	8,000	8,000	8,000	8,000
Accrued interest payable	784	784	581	5,581

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

(dollars in thousands, except per share data)

20.	ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following methods and assumptions were used to estimate the fair value amounts at December 31, 2005 and 2004:

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

Deposit Liabilities

The carrying amount of deposit liabilities payable on demand, consisting of NOW accounts, money market deposits, statement savings and other deposit accounts approximates fair value. Fair value of fixed-rate certificates of deposit is estimated based on discounted cash flow analysis using the remaining maturity of the underlying accounts and interest rates currently offered on certificates of deposit with similar original maturities

Borrowings

The carrying amount of short-term FHLB advances approximates fair value. Fair value of all other borrowings is estimated based on discounted cash flow analysis using the remaining maturity of the borrowings and interest rates currently in effect on borrowings with similar original maturities.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

(dollars in thousands, except share data)

21.	QUARTERLY FINANCIAL INFORMATION (unaudited)

	Quarter Ended December 31, 2005	Quarter Ended September 30, 2005	Quarter Ended June 30, 2005	Quarter Ended March 31, 2005
Interest income	$6,212	$6,356	$5,998	$5,507
Net interest income	3,151	3,320	3,186	3,117
Provision for loan losses	(161)	220	282	97
Income before income taxes (1)	(163)	818	618	1,040
Income taxes	(147)	300	172	355

Net income (1)	$(16)	$518	$446	$685

Earnings per share:
Basic	.00	.06	.05	.08
Diluted	.00	.06	.05	.08

	Quarter Ended December 31, 2004	Quarter Ended September 30, 2004	Quarter Ended June 30, 2004	Quarter Ended March 31, 2004
Interest income	$4,965	$4,867	$4,398	$4,142
Net interest income	3,026	2,995	2,727	2,469
Provision for loan losses	—	(163)	(108)	—
Loss before income taxes	1,167	984	569	319
Income taxes	(383)	(349)	(190)	(108)

Net income	$784	$635	$379	$211

Earning per share
Basic	.09	.07	.05	.06
Diluted	.08	.07	.05	.06

(1)	The quarterly financial information for the quarter ended December 31, 2005 includes the write-off of merger-related expenses totaling $513 associated with the proposed acquisition of Albemarle First Bank, which was terminated in November 2005. In addition, the Corporation incurred $207 in pre- tax securities losses in conjunction with investment portfolio restructuring designed to improve the investment portfolio risk profile.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

(dollars in thousands, except share data)

22.	SEGMENT INFORMATION

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

2005	Banking	Mortgage Banking	Consolidated
Net interest income	$12,741	$33	$12,774
Other revenue	440	—	440
Provision for loan losses	412	26	438
Net gain on sale of loans	1,529	7,421	8,950
Income tax expense (benefit)	717	(37)	680
Segment profit (loss)	$1,706	$(72)	$1,634

2004	Banking	Mortgage Banking	Consolidated
Net interest income	$10,837	$380	$11,217
Other revenue	751	(95)	656
Provision for loan losses	271	—	271
Net gain on sale of loans	992	6,415	7,407
Income tax expense (benefit)	1,548	(518)	1,030
Segment profit (loss)	$3,016	$(1,007)	$2,009

2003	Banking	Mortgage Banking	Consolidated
Net interest income	$8,898	$733	$9,631
Other revenue	879	36	915
Provision for loan losses	687	—	687
Net gain on sale of loans	575	3,018	3,593
Income tax expense (benefit)	750	(253)	497
Segment profit (loss)	$1,457	$(492)	$965

In September 2005, the Corporation restructured its mortgage operations. Prior to September 2005, the Corporation was recording gross gains on mortgage sales, which were offset by compensation expense and other direct expenses for the mortgage department. Under the new structure, the Corporation established contractual relationships with three mortgage banking limited liability companies which provide for a “per loan” fee to be paid to the Bank (the 51% owner of each LLC) for each mortgage loan sold and requires the 49% owners (individuals affiliated with the particular LLC’s mortgage business or their affiliates) to pay for all costs of operation while retaining all other fee income.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by Reference from Millennium’s Proxy Statement to be filed for its 2006 Annual Meeting of Shareholders (unless the information required by this Item is filed by amendment to this Form 10-K as provided in General Instruction G (3)).

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by Reference from Millennium’s Proxy Statement to be filed for its 2006 Annual Meeting of Shareholders (unless the information required by this Item is filed by amendment to this Form 10-K as provided in General Instruction G (3)).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by Reference from Millennium’s Proxy Statement to be filed for its 2006 Annual Meeting of Shareholders (unless the information required by this Item is filed by amendment to this Form 10-K as provided in General Instruction G (3)).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by Reference from Millennium’s Proxy Statement to be filed for its 2006 Annual Meeting of Shareholders (unless the information required by this Item is filed by amendment to this Form 10-K as provided in General Instruction G (3)).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by Reference from Millennium’s Proxy Statement to be filed for its 2006 Annual Meeting of Shareholders (unless the information required by this Item is filed by amendment to this Form 10-K as provided in General Instruction G (3)).

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Articles of Incorporation (restated in electronic format), attached as Exhibit 3.1 to the Registration Statement on Form SB-2/A, Registration No. 333-72500, filed with the Commission on December 14, 2002, incorporated herein by reference.

3.2	Bylaws, as amended.*

4.1	Form of Common Stock Certificate, attached as Exhibit 4.1 to the Form SB-2, incorporated herein by reference.

10.1	Executive Employment Agreement, dated as of December 20, 2004, between Millennium Bankshares Corporation, Millennium Bank and Carroll C. Markley.*

10.2	Form of Employee Stock Option of Millennium Bankshares Corporation, attached as Exhibit 10.2 to the Form SB-2, incorporated herein by reference.

10.3	Millennium Bankshares Corporation Incentive Stock Option Plan, attached as Exhibit 4.3 to the Registration Statement on Form S-8, Registration No. 333-101076, filed with the Commission on November 7, 2002, incorporated herein by reference.

10.4	Executive Employment Agreement, dated as of June 6, 2005, between Millennium Bank and Dale Phelps, attached as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 10, 2005, incorporated herein by reference.

10.5	Executive Employment Agreement, dated as of May 27, 2004, between Millennium Bank and Anita L. Shull.*

10.6	Commercial Lease Agreement between 1051 Elden Street, L.L.C., the lessor, and Millennium Bank, N.A., the lessee, dated April 2, 2003, attached as Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the period ended June 30, 2003, incorporated herein by reference.

21	List of Subsidiaries.*

23	Consent of Crowe Chizek and Company LLC.*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.*

32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.*

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM BANKSHARES CORPORATION

Date: March 23, 2006	By:	/s/ Carroll C. Markley
Carroll C. Markley
Chairman, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carroll C. Markley Carroll C. Markley	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2006

/s/ Dale G. Phelps Dale G. Phelps	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2006

/s/ Michael Colen Michael Colen	Director	March 23, 2006

/s/ L. James D’Agostino L. James D’Agostino	Director	March 23, 2006

/s/ Susan B. Gregg Susan B. Gregg	Director	March 23, 2006

/s/ William P. Haggerty William P. Haggerty	Director	March 23, 2006

/s/ Grayson P. Haynes Grayson P. Haynes	Director	March 23, 2006

Stewart R. Little	Director

/s/ Arthur J. Novick Arthur J. Novick	Director	March 23, 2006

/s/ David B. Morey David B. Morey	Director	March 23, 2006

/s/ Robert T. Smoot Robert T. Smoot	Director	March 23, 2006

/s/ Douglas K. Turner Douglas K. Turner	Director	March 23, 2006

Exhibit No.	Description
3.1	Articles of Incorporation (restated in electronic format), attached as Exhibit 3.1 to the Registration Statement on Form SB-2/A, Registration No. 333-72500, filed with the Commission on December 14, 2002, incorporated herein by reference.

3.2	Bylaws, as amended.*

4.1	Form of Common Stock Certificate, attached as Exhibit 4.1 to the Form SB-2, incorporated herein by reference.

10.1	Executive Employment Agreement, dated as of December 20, 2004, between Millennium Bankshares Corporation, Millennium Bank and Carroll C. Markley.*

10.2	Form of Employee Stock Option of Millennium Bankshares Corporation, attached as Exhibit 10.2 to the Form SB-2, incorporated herein by reference.

10.3	Millennium Bankshares Corporation Incentive Stock Option Plan, attached as Exhibit 4.3 to the Registration Statement on Form S-8, Registration No. 333-101076, filed with the Commission on November 7, 2002, incorporated herein by reference.

10.4	Executive Employment Agreement, dated as of June 6, 2005, between Millennium Bank and Dale Phelps, attached as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 10, 2005, incorporated herein by reference.

10.5	Executive Employment Agreement, dated as of May 27, 2004, between Millennium Bank and Anita L. Shull.*

10.6	Commercial Lease Agreement between 1051 Elden Street, L.L.C., the lessor, and Millennium Bank, N.A., the lessee, dated April 2, 2003, attached as Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the period ended June 30, 2003, incorporated herein by reference.

21	List of Subsidiaries.*

23	Consent of Crowe Chizek and Company LLC.*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.*

32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.*

*	Filed herewith.