Form 10-K/A
period 2005-12-31
MILLENNIUM BANKSHARES CORP
filed 2006-04-28
CIK 1158678

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Millennium Bankshares Corporation (“Millennium”) is filing this Form 10-K/A to amend Part III, Items 10, 11, 12, 13 and 14 of the Form 10-K for the fiscal year ended December 31,2005 which was previously filed with the Securities and Exchange Commission on March 31, 2006.

Millennium is also filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Form 10-K/A, Millennium is not including the certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following biographical information discloses the age and business experience in the past five years for each director and executive officer of Millennium and the year that each individual was first elected to the Board of Directors, if applicable. Unless otherwise noted, each person listed below has held his or her principal occupation or employment for at least the past five years.

Incumbent “Class A” Directors with Terms Expiring in 2006

Carroll C. Markley, 67, has been a director since 1998. Mr. Markley is the founding Chairman, President, and Chief Executive Officer of Millennium and Chairman and Chief Executive Officer of Millennium Bank, N.A. (the “Bank”). He was the founding President and Chief Executive Officer of First Patriot Bankshares Corporation and Patriot National Bank in Reston, Virginia from 1990 until its sale in 1997. He also served as Chairman and Chief Executive Officer of United Bank in Reston, Virginia in 1997 and 1998.

Michael Colen, 56, has been a director since 2004. Mr. Colen is the owner and proprietor of James, LTD., a retail men’s clothier in Tysons Corner, Virginia. Previously, he also owned and operated M.C. Jeans dba Versace Jeans Couture in Tysons Corner, Virginia, from 1995 until 2002.

Susan B. Gregg, CPA, CFP, 57, has been a director since 2004. Ms. Gregg is a partner with the certified public accounting firm of Goodman and Company, L.L.P. working in the firm’s Tysons Corner, Virginia office where she has been employed since 1984.

William P. Haggerty, CPA, CVA, 60, has been a director since 2004. Mr. Haggerty has been a principal and owner of the certified public accounting and consulting firm of Haggerty & Associates in Bethesda, Maryland, since 1990. Additionally, he has been a principal and investor in the financial consulting firm of Haggerty, Knox & Associates in Bethesda, Maryland, since 1993.

Incumbent “Class B” Directors with Terms Expiring in 2007

L. James D’Agostino, 55, has been a director since 1998. Mr. D’Agostino is an attorney with the law firm of Greenberg Traurig LLP in Tysons Corner, Virginia. Previously, he was an attorney with the law firm of Reed Smith LLP in Vienna, Virginia from 1998 until March 2005.

Arthur J. Novick, D.D.S., 60, has been a director since 1998. Dr. Novick is the President of the professional dental corporation of Novick, Hartz and Hall in Reston, Virginia.

Robert T. Smoot, 55, has been a director since 1998. Mr. Smoot has been employed by the Department of Veterans Affairs in Washington D.C. since 1981. He has also been active in real estate development and management as an owner of C Squared Management & Development in Great Falls, Virginia since 1996.

Douglas K. Turner, 63, has been a director since 1998. Mr. Turner founded and serves as Chairman of CMS Information Services, Inc., in Vienna, Virginia, a company that provides PC-based custom software and systems design, development, and support for business applications.

Incumbent “Class C” Directors with Terms Expiring in 2008

Grayson P. Hanes, 68, has been a director since 2005. Mr. Hanes is a partner in the law firm of Reed Smith LLP in Falls Church, Virginia. Previously, he was an owner of Hazel & Thomas P.C, from 1987 to 1999.

Stewart R. Little, 52, has been a director since 1998. Mr. Little is the owner of and has served as President of SRL, Inc. in Scottsdale, Arizona, a company that serves Native American organizations in the areas of Information Technology and Business/Management consulting, since 1995.

David B. Morey, 58, has been a director since 1998. Mr. Morey has served as Loan Portfolio Relationship Manager of the Bank since December 2005. Previously he served as President of a mortgage group focused on lending within Millennium Capital, Inc., the mortgage-lending subsidiary of the Bank. Mr. Morey has been employed with Millennium Capital, Inc. in various capacities since 2001. During 2000 and 2001, he served as president and director of Next Generation Media, Inc., and was president of United Marketing Solutions, Inc., a wholly owned subsidiary of Next Generation Media, Inc.

Executive Officers Who Are Not Directors

Anita L. Shull, CPA, 44, has been Executive Vice President and Chief Operating Officer of both Millennium and the Bank since 2002 and was elected President of the Bank in May 2004. Ms. Shull served as Executive Vice President and Chief Financial Officer for Marshall National Bank & Trust Company in Marshall, Virginia, where she was employed from 1990 to 2002. Prior to joining Marshall National Bank & Trust Company, Ms. Shull was employed by Yount, Hyde & Barbour, P.C., a certified public accounting firm.

Dale G. Phelps, CPA, 50, has been Executive Vice President and Chief Financial Officer each of Millennium and the Bank since June 2005. Mr. Phelps previously served as Chief Financial Officer of Community Bank of Northern Virginia in Sterling, Virginia from 2002 until its purchase by Mercantile Bankshares Corporation in 2005. Mr. Phelps also served as Chief Financial Officer of Century National Bank in Washington, D.C. from 2000 until its purchase by United Bankshares in 2001. Prior to joining Century National Bank, Mr. Phelps was employed by Farmers and Mechanics Bank in Frederick, Maryland from 1992 to 2000.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under federal securities laws, Millennium’s directors and its executive officers are required to report their beneficial ownership of Millennium common stock and any changes in that ownership to the SEC. The SEC has established specific dates for such reporting, and Millennium is required to report any failure to file by the established dates during 2005. In 2005, these filing requirements were satisfied by all but three of Millennium’s directors and executive officers subject to Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Grayson P. Hanes was elected a director in May 2005, and although his Form 3 was filed late, he owned 5,000 shares of Millennium common stock since January 2005. Dale G. Phelps, who was employed in June 2005 and serves as Executive Vice President, Treasurer and Chief Financial Officer, filed a late Form 3 but owned no shares of Millennium common stock at the time of the filing. Director Stewart R. Little filed a late Form 5 on March 20, 2006 to report a gift in 2005 of 29,200 shares. In making this report, Millennium has relied on the written representations of its directors and executive officers subject to Section 16 and copies of the reports that have been filed with the SEC.

AUDIT COMMITTEE

The Audit Committee of the Board of Directors is currently composed of five directors and operates under a charter adopted by the Board of Directors. The Audit Committee is chaired by Mr. Smoot and members include Messrs. Haggerty, Little, Novick and Turner. The Board of Directors has determined in its business judgment that Mr. Haggerty qualifies as an audit committee financial expert. The primary duties and responsibilities of the Audit Committee are to monitor (1) the integrity of Millennium’s financial statements, including the financial reporting process and systems of internal controls regarding finance and accounting; (2) Millennium’s compliance with related legal and regulatory requirements; and (3) the independence and performance of Millennium’s internal and external auditors. The Audit Committee also selects Millennium’s independent registered public accounting firm. Management of Millennium is responsible for the internal controls and the financial reporting process. The independent registered public accounting firm is responsible for performing an independent audit of Millennium’s financial statements in accordance with generally accepted auditing standards and to issue a report thereon. The Audit Committee’s responsibility is to monitor and oversee these processes.

DIRECTOR NOMINATIONS

The Board of Directors has adopted a Director Nomination Policy, which sets forth the procedure for a shareholder to submit a director nominee recommendation, the timelines for receiving such nominations, the information required on each director nominee, and the evaluation process adopted by the Board. Any shareholder desiring to submit a director nominee for consideration by the Nominating and Governance Committee for the 2007 Annual Meeting must do so in accordance with the Corporation’s Bylaws and policies. Director nominations should be submitted in writing to the Corporate Secretary, acting as agent for the Nominating and Governance Committee, at Millennium Bankshares Corporation, 1601 Washington Plaza, Reston, Virginia 20190. A copy of Millennium’s Director Nomination Policy is available to any shareholder and may be obtained from the Corporate Secretary as well.

CODE OF ETHICS

Millennium maintains a Code of Conduct for directors and employees, as adopted by the Board of Directors, to ensure that each employee of Millennium and its subsidiaries understands the basic principles that govern their conduct in the workplace. The Board also has adopted a Code of Ethics for Senior Financial Officers, which applies to Millennium’s principal executive officer and principal financial officer, as required by law. In 2005, there were no waivers to the Code of Conduct, nor were there any substantive amendments to the Code of Conduct or the Code of Ethics for Senior Management and Financial Officers to be disclosed to shareholders. Shareholders may obtain a copy of the codes of ethics by contacting the Corporate Secretary, Millennium Bankshares Corporation, 1601 Washington Plaza, Reston, Virginia 20190.

SHAREHOLDER COMMUNICATIONS WITH THE BOARD

Any shareholder who wishes to contact the Board of Directors or any individual director serving on the Board may do so by written communication mailed to: Board of Directors (Attention: Name of Director(s), if appropriate), Corporate Secretary, Millennium Bankshares Corporation, 1601 Washington Plaza, Reston, Virginia 20190. Any proper communication received will be processed by the Corporate Secretary as agent for the Board. A copy of the communication will be promptly forwarded to each member of the Board or, if appropriate, to the member(s) of the Board named in the communication. The original shareholder communication will be maintained on file in the Corporate Secretary’s Office and made readily available to any director who should wish to review it.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows, for the fiscal years ended December 31, 2005, 2004, and 2003 the cash compensation that Millennium paid, as well as certain other compensation paid or accrued for those years, to the named executive officers in all capacities in which they served:

Summary Compensation Table

		Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)		Securities Underlying Options (#)		All Other Compen- sation ($) (1)
Carroll C. Markley	2005	190,000	—	*		19,070		—
Chairman, President and	2004	180,000	36,315	*		46,292	(2)	—
Chief Executive Officer	2003	96,730	—	*		31,688	(3)	252

Anita L. Shull	2005	160,000	—	*		15,521		—
Executive Vice President and	2004	150,000	30,263	*		17,821		—
Chief Operating Officer	2003	124,596	—	12,792	(4)	5,000		16

Dale G. Phelps (5)	2005	77,278	—	*		10,000		—
Executive Vice President
Treasurer and Chief Financial Officer

*	All other benefits that might be considered of a personal nature did not exceed the lesser of $50,000 or 10% of total annual salary and bonus.
(1)	Amounts disclosed in this column represent payments by Millennium to the executive officer’s account in Millennium’s 401(k) plan.
(2)	In 2003, Mr. Markley forfeited all options that were scheduled to vest in 2003 due to the less than satisfactory financial performance. In March 2004, the board of directors approved allowing those options that would have vested in 2003 to be vested for Mr. Markley’s option grant for 2004.
(3)	During November 2003, Millennium and Mr. Markley amended the terms of Mr. Markley’s employment agreement to convert his cash compensation for the last six months of 2003 into stock options under the employee’s incentive stock option program. Under the terms of the amendment, the options were granted on November 13, 2003 and fully vested on December 31, 2003 following Mr. Markley’s continued employment through December 31, 2003.
(4)	Amount includes the payment of $3,654 in country club dues and expenses and $9,138 attributable to the use of a company car.
(5)	Mr. Phelps’s employment with Millennium commenced June 6, 2005.

Stock Options

The following table sets forth for the year ended December 31, 2005 the grants of stock options to the named executive officers:

Option Grants in Last Fiscal Year (1)

	Individual Grants
	Number of Securities Underlying Options Granted (#)		% of Total Options Granted to Employees in Fiscal Year	Exercise of Base Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name						5% ($)	10% ($)
Carroll C. Markley	18,385	(2)		8.46	3/27/2015	97,816	247,866
	685			7.51	4/20/2015	3,235	8,199

	19,070		24.4			101,052	256,085

Anita L. Shull	15,321	(2)		8.46	3/27/2015	81,515	206,574
	200			7.51	4/20/2015	945	2,394

	15,521		19.8			82,459	208,968

Dale G. Phelps	10,000		12.8	7.18	6/30/2015	45,155	114,431

(1)	In 2005, options to purchase 78,261 shares of common stock were granted to employees and directors during the year ended December 31, 2005, all of which had an exercise price equal to the market value on the date of grant. No SARs have been granted to the Millennium Named Executives.
(2)	Vesting of options was accelerated in November 2005 to avoid future compensation expense. Options were “out-of-the-money” at the date of acceleration.

Aggregated Option Exercises in Last Fiscal Year

and FY-End Option Values(1)

	Shares Acquired on Exercise (#)	Value Realized ($)(2)	Number of Securities Underlying Unexercised Options at FY-End (#)		Value of Unexercised In-the-Money Options at FY-End ($)(3)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Carroll C. Markley	—	—	242,540	39,680	605,996	144,832
Anita L. Shull	—	—	51,342	7,000	50,785	13,950
Dale G. Phelps	—	—	—	10,000	—	14,700

(1)	No SARs have been granted to the Millennium Named Executives.
(2)	Value represents the difference between the option price and the market value of Millennium Common Stock on the date of exercise, rounded to the nearest dollar.
(3)	Value represents the difference between the option price and the market value of Millennium Common Stock on December 31, 2005, rounded to the nearest dollar.

Director Compensation

Under Millennium’s director compensation program, all directors of Millennium may receive a grant of stock options annually for their service on the Board of Directors. Directors who also serve on subsidiary company boards may be similarly compensated. In 2005, directors received options to acquire 15 shares of Millennium common stock for each board meeting attended and options to acquire 10 shares of Millennium common stock for each assigned committee meeting attended. Additional stock options are granted to directors if Millennium’s performance in a given year has met certain targeted goals established by the Board in conjunction with Millennium’s annual profit plan. The stock options are fully exercisable on the date of grant and expire ten years after the grant date. Options are generally awarded in April.

Pursuant to a recommendation of the Compensation Committee in 2005, the Board of Directors approved a grant of stock options to directors, which was awarded on April 21, 2005 and valued at the composite closing price on that date of Millennium’s common stock on the Nasdaq Capital Market of $7.51 per share. Grants awarded ranged, per director, from 200 to 685 stock options. The average number of stock options granted was 446. Thus, if a director had been granted 446 stock options for the year 2005, that director would have received compensation valued at approximately $3,350.

In 2005, nine directors (Ms. Gregg and Messrs. D’Agostino, Haggerty, Hanes, Markley, Morey, Novick, Smoot, and Turner) also served as directors of the Bank and were entitled to receive stock option compensation from the Bank similar to that granted to Millennium directors. However, in 2005 all Millennium and Bank board and committee meetings were held jointly and directors were paid only on a per-meeting-attended basis. Therefore, no additional fees were paid to these directors for Bank service in 2005.

During 2005, four directors (Messrs. D’Agostino, Markley, Morey, and Smoot) served on the Board of Directors of Millennium Capital, Inc., a subsidiary of the Bank which became an inactive company on September 1, 2005. The board, however, continued to meet through the end of the year on an as-needed basis. The directors on this board received options to acquire 10 shares of Millennium common stock for each of the nine meetings held in 2005.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee is responsible for oversight and review of Millennium’s compensation and benefit plans, including administering the stock incentive plan for employees, and recommending the annual compensation for the Chief Executive Officer and the other Executive Officers for approval by the Board of Directors of Millennium.

Compensation Philosophy

The Compensation Committee reviews on an annual basis the appropriateness and effectiveness of Millennium’s compensation philosophy and guiding principles, which consist of the following:

1.	Compensation and reward systems should be a management tool to achieve business results; and

2.	Annual compensation adjustments should be aligned with relative internal performance targets and contributions to the overall achievement of the Corporation’s objectives.

Compensation for the Executive Officers of Millennium is specified in the Employment Agreement of each Executive Officer. The Board of Directors may increase the salary of an Executive Officer. In such cases, compensation is structured to emphasize variable pay based on performance, with base salary set comparable to market median, and cash incentive opportunities generally set comparable to market median, so that total cash compensation opportunities may be compared to a peer group of publicly traded bank or financial services holding companies that the Compensation Committee has determined is an appropriate comparison group for this purpose (the “Peer Group”). This same group of companies serves as the Peer Group in the Performance Graph set forth in this proxy Statement.

Millennium has established incentive compensation programs for Executive Officers that consist of an annual cash incentive (bonus), stock-based long-term incentive awards, and standard employee benefits. The annual cash incentive and long-term incentive programs emphasize variable compensation for Executive Officers that is tied to the financial results of Millennium. The Compensation Committee considers cash incentive payments and long-term incentive awards to Executive Management and makes recommendations to the Board of Directors for approval.

Components of Executive Compensation

Annual Base Salary. As of January 1, 2005, Mr. Markley’s new Executive Employment Agreement became effective, which provides for an annual salary of $190,000, an increase of $10,000 over his salary for the prior year. Anita L. Shull’s new Executive Employment Agreement became effective on May 27, 2004 and provided her with an annual salary of $150,000, which was increased in 2005 to $160,000. Dale G. Phelps was employed on June 6, 2005 and his Executive Employment Agreement provides him with an annual salary of $135,000. In 2005, Mr. Phelps was compensated $77,278 for the portion of year that he worked.

Annual Cash Compensation. Due to the disappointing performance of Millennium for 2005, there were no bonuses awarded to Executive Officers for performance in that year. Millennium’s performance is discussed in its Form 10-K Annual Report to the Securities and Exchange Commission for the Fiscal Year Ended December 31, 2005 under “Management’s Discussion and Analysis” which begins on page 24 of the Form 10-K.

Long-Term Stock Incentive Plan. In 1999, the Board of Directors unanimously approved the adoption of a new equity incentive plan, the Millennium Bankshares Corporation Stock Option Plan, which was approved by shareholders at the May 4, 2000 Annual Meeting of Shareholders. Stock options may be granted to any employee, including Executive Officers, as determined by the Compensation Committee and Board of Directors. Awards that may be granted under the Stock Option Plan include incentive stock options and nonqualified stock options.

On March 28, 2005, after considering the total compensation package of each Executive Officer (which included Mr. Markley and Ms. Shull only at the time), the Compensation Committee approved grants of options to acquire 18,385 and 15,321 shares of Millennium common stock to Mr. Markley and Ms. Shull, respectively, for performance in 2004. Additionally, Mr. Markley was awarded an option to acquire 685 shares and Ms. Shull was awarded an option to acquire 200 shares, each for his or her service on the Boards of Directors of Millennium and the Bank in 2004. At the time of Mr. Phelps’s employment with Millennium in 2005, he was granted an option to acquire 10,000 shares, which will become vested and exercisable at the rate of 50% in 2009 and 50% in 2010.

In conjunction with Millennium’s cost-cutting program initiated in the fourth quarter of 2005, the Board of Directors of Millennium considered a proposal by the Compensation Committee to vest certain underwater incentive stock options prior to the end of 2005, since the new accounting rule, SFAS No. 123R – Share-Based Payment, would become effective on January 1, 2006. At its regular meeting on November 17, 2005, the Board approved the vesting in full of 18,385 underwater incentive stock options for Carroll C. Markley and 15,321 underwater incentive stock options for Anita L. Shull.

Perquisites Practices. Perquisites in 2005 for the Executive Officers were limited to the use of a company car and the payment of country club membership dues for Mr. Markley and Ms. Shull. The cost of a company car was as follows: Mr. Markley, $3,015, and Ms. Shull, $10,925, which included monthly depreciation of $1,138 for the first eight months of the year only. Country club membership dues amounted to $5,909 for Mr. Markley and $3,768 for Ms. Shull.

Other Employee Benefit Plans. During 2005, Millennium maintained various employee benefit plans that constitute a portion of the total compensation package available to Executive Officers and all eligible employees of Millennium. These plans are a 401(k) plan which permits employees to invest up to 50% of their compensation annually, a flexible benefit health plan wherein employees may set aside a lump sum annually to be used as needed for personal health care expenses throughout the year, and a health insurance plan that provides medical and dental coverage for all eligible employees. In October 2005, the Compensation Committee recommended to the Board of Directors a change in the investment management company utilized for the Corporation’s 401(k) plan. The Board deemed it in the best interests of the Corporation and its subsidiaries to change the investment fund manager of the Millennium Bankshares Corporation 401(k) Plan and Trust and approved the engagement of The Principal Group to replace Alliance/Siegal TPA effective as of January 1, 2006.

Conclusion

The Compensation Committee believes that the components of its total compensation program have been administered in a fair and reasonable manner and consistent with past practices of the Corporation. The Executive Officer compensation program is based on the financial performance of the Corporation and appropriately links executive performance to the annual financial and operational results of the Corporation and the long-term financial interests of the shareholders. The Committee believes that the foregoing compensation philosophy should be reviewed annually and adjusted as appropriate.

Submitted by the Compensation Committee of the Board of Directors, whose current members are:

Susan B. Gregg, Co-Chair
William P. Haggerty, Co-Chair
Michael Colen
Robert T. Smoot

Performance Graph

Set forth below is a graph comparing the total return of Millennium Common Stock, The Nasdaq Stock Market and the Nasdaq Bank Stocks. The graph assumes $100 invested on February 7, 2002, the first day that Millennium Common Stock traded on the Nasdaq Stock Market, and in each of the indices.

	Cumulative Total Return For Period Ending
	2/02	12/02	12/03	12/04	12/05
MILLENNIUM BANKSHARES CORPORATION	100	100.83	123.72	139.53	134.11
NASDAQ STOCK MARKET	100	75.62	113.06	123.04	125.65
NASDAQ BANK STOCKS	100	103.72	133.43	152.69	149.17

The Nasdaq Stock Market index comprises all domestic shares traded on the Nasdaq National Market and the Nasdaq Capital Market, excluding preferreds, rights and warrants. The Nasdaq Bank Stocks index comprises shares traded on the Nasdaq National Market and the Nasdaq Capital Market, excluding preferreds, rights and warrants for industries with a Standard Business Classification code of 602 and 671 only.

Employment Agreements

Millennium has entered into Employment Agreements with the three senior executive management officers who are the “Named Executives” (collectively, “Executive Management” and each one an “Executive Officer”).

Carroll C. Markley. On January 1, 2005, Mr. Markley entered into a new Employment Agreement with Millennium and the Bank for a two-year term that is extended automatically each month (absent contrary notice by either party). As a result, two years remain on the term on his Employment Agreement at any time unless either party elects not to extend the term. The Employment Agreement provides for a base annual salary of $190,000 and his service as Chairman of the Board, Chief Executive Officer, and President of Millennium and Chairman of the Board and Chief Executive Officer of the Bank. The Employment Agreement also allows for Mr. Markley’s participation in the Millennium Bank, N. A. Executive Incentive Compensation Plan (the “Plan”), wherein his “target bonus” is 25% of his base salary, subject to the terms of the Plan. During the term of the Employment Agreement, Mr. Markley will be entitled to receive, on the same basis as other similarly situated officers of Millennium, group employee benefits such as paid time off (sick leave and vacation), long-term disability insurance coverage, health, life and accident insurance, and similar noncash compensation that Millennium or the Bank may from time to time extend to its officers. In addition, Mr. Markley’s Employment Agreement allows for the use of a vehicle owned by the Bank and payment of country club dues.

Mr. Markley has the right to terminate his Employment Agreement upon 60 days of notice to Millennium and the Bank (collectively, the “Employer”) in writing. The Employer, at any time and without notice, may terminate him for “cause.” Termination for cause includes termination as an employee, officer, and director of the Employer. In such an event, Mr. Markley would be entitled to receive only that base salary earned on or before his last day of active service, and other post-employment benefits required by law or the Employer’s policies. He would not be entitled to receive any portion of his target bonus for the period in which the termination occurs but would receive any accrued bonus for any performance period completed prior to the date of termination.

The Employer may also terminate employment without cause as along as two-thirds of the members of the Boards of Directors approve such termination. Mr. Markley would be entitled to receive (a) lump sum payment consisting of his base salary for 24 months, (b) lump sum payment consisting of his target bonus for the year in which such termination occurs, and (c) payment by Millennium or the Bank of his health insurance coverage for 18 months, provided that he elects to receive such coverage. All payments and benefits are subject to the execution a valid separation agreement and general release, which includes a release of all claims Mr. Markley may have against the Bank and all of its respective subsidiaries, affiliates, directors, officers, employees, shareholders, and agents (other than rights of indemnification, right to directors and officers insurance, and any rights to accrued benefits under the employee benefit plans), cooperation and nondisparagement clauses, and an affirmation of post-employment restrictions previously agreed to by Mr. Markley.

Mr. Markley’s employment and rights to compensation under his Employment Agreement will terminate if the Bank ceases operations or if he is unable to perform the duties of his positions due to death or disability (as disability is defined in the Agreement). In the event of termination due to death or disability, his heirs, beneficiaries, successors, or assigns are entitled only to receive any compensation fully earned prior to the date of his death or incapacitation due to disability and will not be entitled to any other compensation or benefits, except to the extent specifically provided in his Employment Agreement or required by law or that certain benefit plans or policies under which he is covered provide a benefit to his heirs, beneficiaries, successors, or assigns.

The Employment Agreement also imposes post-employment restrictions for a one-year period, including noninterference with customers of the Bank, nonsolicitation and nonhiring of employees of Millennium or the Bank, and noncompetition by not engaging in banking activities in a national or state bank within a ten-mile radius of the Bank’s headquarters.

With regard to a change in control wherein Mr. Markley’s employment is terminated within a certain period or his conditions of employment are substantially changed from those enumerated in his Employment Agreement, he will be entitled to receive (a) severance payment in the amount of his base salary and target bonus for the greater of (1) the remainder of the applicable term of his Employment Agreement or (2) 48 months, and (b) continued health care coverage for the remainder of the term of the Employment Agreement. The compensation paid to him due to a change in control shall offset any compensation owned to him for the same period under his Employment Agreement and is not intended to provide double compensation to him for any period of time. All stock options granted to Mr. Markley also will become fully vested upon a change in control if they have not already vested in full.

Anita L. Shull. Ms. Shull entered into an Employment Agreement with the Bank effective May 27, 2004. The Employment Agreement provides for her service as Chief Operating Officer and Executive Vice President of Millennium and President and Chief Operating Officer of the Bank, and is for an initial three-year term, with automatic one-year renewals thereafter. The Employment Agreement initially fixed her base annual salary at $150,000, with subsequent increases at the discretion of the Board of Directors of the Bank.

The Employment Agreement also allows for Ms. Shull’s participation in the Millennium Bank, N. A. Executive Incentive Compensation Plan (the “Plan”), wherein her “target bonus” is 25% of her base salary, subject to the terms of the Plan. During the term of the Employment Agreement, Ms. Shull will be entitled to receive, on the same basis as other similarly situated officers of the Bank, group employee benefits such as paid time off (sick leave and vacation), long-term disability insurance coverage, health, life and accident insurance, and similar noncash compensation that Millennium or the Bank may from time to time extend to its officers. In addition, Ms. Shull’s Agreement allows for the payment of country club dues.

Ms. Shull may terminate her employment upon mutual agreement by the Bank (the “Employer”). In such case, Ms. Shall agrees not to seek employment or be engaged to provide services to any other bank or financial institution that is located within 25 miles of the Bank’s offices in Reston, Virginia, or within 25 miles of any of the Bank’s branches then in existence. The Employer may terminate employment without cause upon giving Ms. Shull three months of notice prior to termination. In such case, Ms. Shull would be entitled to receive (a) lump sum payment consisting of an amount equal to her base salary for the number of days left in the term of her Employment Agreement or for nine months, whichever is greater, (b) a lump sum payment of her target bonus for the year in the termination without cause occurs, and (c) payment by the Bank of health and major medical insurance for the remainder of the term of the Employment Agreement or 18 months, whichever is less. All payments and benefits are subject to the execution a valid separation agreement and general release, which includes a release of all claims Ms. Shull may have against the Bank and all of its respective subsidiaries, affiliates, directors, officers, employees, shareholders, and agents (other than rights of indemnification, right to directors and officers insurance, and any rights to accrued benefits under the employee benefit plans), a cooperation clause, a nondisparagement clause, and an affirmation of post-employment restrictions previously agreed to by Ms. Shull.

The Employer, at any time and without notice, may terminate Ms. Shull for “cause.” In such an event, Ms. Shull would be entitled to receive only that base salary earned on or before her last day of active service, and other post-employment benefits required by law or the Employer’s policies. She would not be entitled to receive any portion of her target bonus for the period in which the termination occurs but would receive any accrued bonus for any performance period completed prior to the date of termination.

Ms. Shull’s employment and rights to compensation under her Employment Agreement will terminate if the Bank ceases operations or if she is unable to perform the duties of her positions due to death or disability (as disability is defined in the Agreement). In the event of termination due to death or disability, her heirs, beneficiaries, successors, or assigns are entitled only to receive any compensation fully earned prior to the date of her death or incapacitation due to disability and will not be entitled to any other compensation or benefits, except to the extent specifically provided in her Employment Agreement or required by law or that certain benefit plans or policies under which she is covered provide a benefit to her heirs, beneficiaries, successors, or assigns.

With regard to a change in control wherein Ms. Shull’s employment is terminated within a certain period or the conditions of her employment are substantially changed from those enumerated in her Employment Agreement, she will be entitled to receive (a) lump sum severance payment in the amount of her base salary and target bonus for the greater of (1) the remainder of the applicable term of her Employment Agreement or (2) 48 months and (b) continued health insurance coverage for the remainder of the term of her Employment Agreement or 18 months, whichever is less, provided that she is covered under the Bank’s health insurance plan at that time and timely elects continued coverage . The compensation paid to her due to a change in control shall offset any compensation owed to her for the same period under her Employment Agreement and is not intended to provide double compensation to her for any period of time. All stock options granted to Ms. Shull also will become fully vested upon a change in control if they have not already vested in full.

In addition, if Ms. Shull or the Bank should receive notice from tax counsel or the certified public accounting firm acting on behalf of the Bank (“Tax Advisors”) that the payment Ms. Shull would be receiving under the Employment Agreement or otherwise would be considered to be an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, or any successor statute then in effect, the aggregate payments by the Bank under the Employment Agreement are to be reduced to the highest amount that may be paid to Ms. Shull without having any portion of any amount payable to her by the Bank or a related entity under the Employment Agreement or otherwise treated as such an “excess parachute payment.” The reduction is to extend to the last payment due to Ms. Shull under the change in control section, if permitted by applicable law and without adverse tax consequence. In the event that payments are made which are later confirmed to be “excess parachute payments” by a Tax Advisor, such payments are to be considered a loan by the Bank to Ms. Shull, and such loan is to be repaid by Ms. Shull, with interest, upon demand.

Dale G. Phelps. Mr. Phelps entered into an Employment Agreement with the Bank effective June 6, 2005. The Employment Agreement provides for his service as Executive Vice President and Chief Financial Officer for both Millennium and the Bank and is for an initial three-year term with automatic one-year renewals thereafter. The Employment Agreement provides for an annual base salary of $135,000, with annual increases at the discretion of the Bank. Mr. Phelps is eligible to participate in the Millennium Bank, N.A. Executive Compensation Plan (the “Plan”), and his “target bonus” eligibility under the Plan is 15% of his base salary, subject to the terms of the Plan.

During the term of the Employment Agreement, Mr. Phelps will be entitled to receive, on the same basis as other similarly situated officers of Millennium and the Bank, group employee benefits such as paid time off (sick leave and vacation), long-term disability insurance coverage, health, life and accident insurance, and similar noncash compensation that Millennium or the Bank may from time to time extend to its officers. He may also choose to participate in the Corporation’s 401(k) Plan and Trust.

If the Bank should terminate Mr. Phelps’s Employment Agreement for any reason other than “cause,” Mr. Phelps will receive (a) lump sum severance payment in the amount of his base salary for the greater of the remainder of the applicable term under the Employment Agreement or nine months, (b) a lump sum payment of his target bonus for the year in which the termination occurs, and (c) health insurance coverage for the remainder of the term of the Employment Agreement or 18 months, whichever is less. The Employment Agreement contains nondisclosure and noninterference provisions and a noncompetition provision for a period of one year following the termination of employment. If Mr. Phelps should be terminated for cause, he would be entitled to receive only that base salary earned on or before his last day of active service and other post-employment benefits required by law or under Bank policy. He would not be entitled to receive any portion of his target bonus for the period in which the termination occurs but will receive any accrued bonus for any performance period completed prior to the date of termination. In the event of termination by death or disability, Mr. Phelps or his heirs, beneficiaries, successors, or assigns, will be entitled only to receive any compensation fully earned prior to the date of death or incapacitation due to disability and will not be entitled to any other compensation or benefits, except to the extent specifically provided in this Employment Agreement or the to extent required by law or to the extent that such benefit plans or policies under which Mr. Phelps is covered provide a benefit to him or his heirs, beneficiaries, successors, or assigns. Mr. Phelps’s Employment Agreement also imposes standard post-employment restrictions for a one-year period, including noninterference with customers of the Bank and nonsolicitation and nonhiring of employees of Millennium or Bank.

In the event of a Change in Control of Millennium wherein Mr. Phelps’s employment is involuntarily terminated within six months prior to or 12 months after the change in control, Mr. Phelps will be entitled to receive, in addition to any other post-employment benefits to which he would be entitled under Bank policy, (a) lump sum severance payment in the amount of his base salary and target bonus for the greater of the remainder of the applicable term of his Employment Agreement or 24 months, and (b) health insurance coverage for the remainder of the term of his Employment Agreement or 18 months, whichever is less; provided that he was covered under the Bank’s health plan at the time and timely elects continued coverage. The compensation to be paid under this section shall offset any compensation owed to Mr. Phelps for the same period under his Employment Agreement and is not intended to provide double compensation to him for any period of time. In addition, to the extent permitted under the terms of the Millennium Stock Option Plan and/or any stock option agreements with Mr. Phelps, said stock options will become fully vested in the event of a change in control.

In addition, if Mr. Phelps or the Bank should receive notice from tax counsel or the certified public accounting firm acting on behalf of the Bank (“Tax Advisors”) that the payment Mr. Phelps would be receiving under the Employment Agreement or otherwise would be considered to be an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, or any successor statute then in effect, the aggregate payments by the Bank under this Employment Agreement are to be reduced to the highest amount that may be paid to Mr. Phelps without having any portion of any amount payable to him by the Bank or a related entity under this Employment Agreement or otherwise treated as such an “excess parachute payment.” The reduction is to extend to the last payment due to Mr. Phelps under this change in control section, if permitted by applicable law and without adverse tax consequence. In the event that payments are made which are later confirmed to be “excess parachute payments” by a Tax Advisor, such payments are to be considered a loan by the Bank to Mr. Phelps, and such loan is to be repaid by Mr. Phelps, with interest, upon demand.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [1]
Plan Category
Equity Compensation Plan Approved by Shareholders	708,406	$6.01	1,100,364
Equity Compensation Plans Not Approved by Shareholders [2]	—	—	—
Total	708,406	$6.01	1,101,364

[1]	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.
[2]	The Company does not have any equity compensation plans that have not been approved by shareholders

Security Ownership of Principal Shareholders

The following table sets forth certain information with respect to the beneficial ownership of shares of common stock by each person who owns, to Millennium’s knowledge, more than five percent of the outstanding shares of common stock.

Name	Common Stock Beneficially Owned	Percentage of Class
Goldman Sachs Asset Management, L.P. (1) 30 Hudson Street Jersey City, New Jersey 07302	750,957	8.44

Barbara Wortley (2) 456 Alexander Palm Road Boca Raton, Florida 33432	591,200	6.70

Hot Creek Capital, L.L.C. (3) 6900 S. McCarran Blvd., No. 3040 Reno, Nevada 89509	545,200	6.13

(1)	In a Schedule 13G filed with the SEC on December 31, 2005, Goldman Sachs Asset Management, L.P., reported ownership and sole voting power with respect to 609,990 shares of Common Stock and shared dispositive power with respect to 750,957 shares of Common Stock in its capacity as investment adviser on behalf of third parties.
(2)	In a Schedule 13G filed with the SEC on December 19, 2005, Barbara Wortley reported 591,200 shares of Common Stock owned and sole voting and dispositive power with respect to 591,200 shares. Furthermore, Ms. Wortley certified that the shares are not held for the purpose of or with the effect of changing or influencing the control of the issuer of the securities and were not acquired and are not held in connection with or as a participant in any transaction having that purpose or effect.
(3)	Amendment No. 3 to Schedule 13D was filed with the SEC on February 27, 2006, jointly by the following “Filing Persons”: Hot Creek Capital, L.L.C. (the “General Partner”), Hot Creek Investors, L.P. (the “Investors”), David M. W. Harvey, the managing member of the General Partner, Joseph Paulini, and Charles Dean. The Common Stock that is the subject of this Schedule 13D is held by Investors (545,200 shares), Mr. Dean (1,000 shares), and Mr. Paulini (24,174 shares). Messrs. Dean and Paulini have joined this Schedule 13D because they also exercise voting and investment power over the stock held by Investors and have entered into a joint filing agreement dated February 27, 2005, pursuant to which they have agreed to file this statement jointly in accordance with SEC rules. In the aggregate, the Filing Persons reported ownership of 570,374 shares of Common Stock and shared voting and dispositive powers.

Security Ownership of Management

The following table sets forth, as of March 22, 2006, certain information with respect to beneficial ownership of shares of common stock by each of the members of the Board of Directors (which includes the nominees), by each of the executive officers named in the “Summary Compensation Table” below (the “named executive officers”) and by all directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of a director living in such person’s home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself at once or at some future time.

Name	Address	Common Stock Beneficially Owned (1)		Percentage of Class
Michael Colen	9837 Avenel Farm Drive Potomac, MD 20854	12,240		*

L. James D’Agostino	1122 Litton Lane McLean, Virginia 22101	22,195		*

Susan B. Gregg	418 East Street, N.E. Vienna, Virginia 22180	570		*

William P. Haggerty	5309 Wakefield Road Bethesda, Maryland 20816	915		*

Grayson P. Hanes	2651 Park Tower Drive, Unit 308 Vienna, Virginia 22180	5,000	(2)	*

Stewart R. Little	14812 N. 94th Place Scottsdale, Arizona 85260	2,865		*

Carroll C. Markley	11776 Stratford House Way Reston, Virginia 20190	443,555		4.79%

David B. Morey	1416 Rosewood Hill Drive Vienna, Virginia 22182	74,615		*

Arthur J. Novick	11300 Stoneledge Court Reston, Virginia 20191	90,790		1.00%

Anita L. Shull	241 Fairfield Drive Winchester, Virginia 22602	68,736		*

Robert T. Smoot	358 Gallop Wood Place Great Falls, Virginia 22066	93,931		1.02%

Douglas K. Turner	415 Wolfe Street Alexandria, Virginia 22314	95,535		1.03%

Dale G. Phelps	2167 Archet Lane Frederick, Maryland 21702	20		*

All present executive officers and directors as a group (13) persons)		910,967		9.85%

*	Represents less than 1% of the total shares outstanding as of March 22, 2006.

(1)	Amounts disclosed include shares of common stock that certain directors and officers have the right to acquire upon the exercise of stock options exercisable within 60 days, as follows: Mr. Colen, 240 Mr. D’Agostino, 1,565; Ms. Gregg, 440; Mr. Haggerty, 515; Mr. Little, 1,865; Mr. Markley, 282,220; Mr. Morey, 3,725; Dr. Novick, 2,025; Ms. Shull, 54,342; Mr. Smoot, 2,315; and Mr. Turner, 3,935.
(2)	Mr. Hanes was appointed a director in April 2005 and purchased 5,000 shares in January 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Executive Officers and Directors

Millennium leases its main office from 1601 Washington Plaza, LLC. There are 63 unit owners of 1601 Washington Plaza, LLC, all of who are shareholders of Millennium. Among the unit owners are shareholders who are also directors or members of management. These include Carroll C. Markley chairman and CEO of Millennium, Ian C. Markley, a director of the Bank and son of Carroll C. Markley, David B. Morey, Arthur J. Novick, Robert T. Smoot and Douglas K. Turner, all of whom are also directors of Millennium. The lease is for a ten-year term, expiring in 2009 with an option to renew the lease for an additional ten-year period. Millennium’s payments to 1601 Washington Plaza, LLC under the lease totaled $219,396 in 2005. The terms of this lease are substantially similar to the terms of similar leases that are the result of “arms length” negotiations between unrelated parties, and the leasing rate is comparable to current market rates.

Millennium leases its branch office location in Herndon, Virginia from 1051 Elden Street, LLC. There are 33 unit owners of 1051 Elden Street, LLC, all of who are shareholders of Millennium. Among the unit owners are shareholders who are also directors or members of management. These include Carroll C. Markley chairman and CEO of Millennium, Ian C. Markley, a director of the Bank and son of Carroll C. Markley, I & C Associates, LLC, a company owned by Carroll C. Markley and Ian C. Markley, David B. Morey, Arthur J. Novick, and Robert T. Smoot, all Directors of Millennium. Millennium entered into this lease on April 1, 2003 for a ten-year term with the option to renew for three additional periods of five years each. Millennium’s payments to 1051 Elden Street, LLC under this lease total approximately $121,716 in 2005. The terms of this lease are substantially similar to the terms of similar leases that are the result of “arms length” negotiations between unrelated parties, and the leasing rate is comparable to current market rates.

On June 4, 2004, Director Smoot entered into a letter of agreement with Carroll C. Markley, Managing Member of 1601 Washington Plaza, LLC and 1051 Elden Street, LLC, to provide property management services to these entities through his wholly owned company, C Squared Management & Development. In 2005, C Squared Management & Development received payments from 1601 and 1051, through the Bank, totaling $6,000 and $3,000, respectively.

Millennium Capital, Inc., employed Mr. David B. Morey, a director of Millennium, in a consulting capacity to provide mortgage operations services during the period from October 1 through December 31, 2005. For these services, Mr. Morey was paid a total of $6,500 in compensation. On January 1, 2006, Mr. Morey became a full-time, salaried employee of the Bank.

Director Grayson P. Hanes’s son was employed beginning on January 30, 2004 as an officer of a company under contract to produce mortgage loan business for Hyland Financial Services, a division of Millennium Capital, Inc., a subsidiary of Millennium Bank, N.A until August 31, 2005. In 2005, Grayson S. Hanes (the son) received compensation from Millennium Capital, Inc. amounting to $108,185. His employment with Millennium Capital, Inc. ended on August 31, 2005 with the restructuring of the mortgage lending area by the Bank; however he remained affiliated with Millennium Hyland Mortgage, LLC until February 2006.

Mr. Grayson P. Hanes is Partner with the law firm of Reed Smith, LLP. In 2005, the Corporation paid legal fees amounting to $1,390 to Reed Smith, LLP for two sundry matters handled by attorneys other than Mr. Hanes. The fees paid were substantially less than one percent of Reed Smith LLP’s annual gross receipts.

Some of Millennium’s directors and officers are at present, as in the past, customers of the Bank, and the Millennium has had, and expects to have in the future, banking transactions in the ordinary course of business with directors and officers and their affiliates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others. These transactions do not involve more than the normal risk of collect ability or present other unfavorable features.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees bills to the Corporation for professional services by Crowe Chizek and Company LLC (“Crowe Chizek”) for fiscal years 2005 and 2004:

	Fiscal Year 2005	Fiscal Year 2004
Audit Fees	$80,000	$88,300
Audit-Related Fees	7,500	11,650
Tax Fees	7,500	13,000
All Other Fees	30,575	—

Total	$125,575	$112,950

Audit Fees

The aggregate fees billed by Crowe Chizek for professional services rendered for the audit of Millennium’s annual financial statements for the fiscal year ended December 31, 2005, and for the review of the financial statements included in Millennium’s reports on Form 10-K and Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings and engagements, were $80,000. In 2004, Crowe Chizek billed $88,300 for such services.

Audit Related Fees

The aggregate fees billed by Crowe Chizek for professional services for assurance and related services that are reasonably related to the performance of the audit or review of Millennium’s financial statements and not reported under the heading “Audit Fees” above for the fiscal years ended December 31, 2005 and December 31, 2004, respectively, were $7,500 and $11,650, respectively. During both 2005 and 2004, these fees include a required audit of an employee benefit plan. During 2004, these services also included the review of various accounting standards and discussions with the Board of Directors and the Audit Committee.

Tax Fees

The aggregate fees billed by Crowe Chizek for professional services for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2005 were $7,500. During 2004, Crowe Chizek billed $13,000 for these services. These services generally included tax return preparation.

All Other Fees

The aggregate fees billed by Crowe Chizek for all other services rendered to Millennium for the fiscal year ended December 31, 2005 was $30,575. This amount was in conjunction with the review of Millennium’s Registration Statement filed with the Securities and Exchange Commission in connection with the proposed acquisition of Albemarle First Bank, Charlottesville, Virginia.

Pre-Approval Policies and Procedures

The Audit Committee engages the independent public accountants and defines the scope of their services on an annual basis. Any proposed changes to the services established by the Audit Committee through the engagement process will be reviewed with the Audit Committee in advance of the services being rendered to ensure that the accounting firm’s independence is maintained. All audit related services, tax services and other services for 2005 were pre-approved by the Audit Committee through the engagement process, and the Audit Committee has concluded that the services provided by Crowe Chizek during 2005 were compatible with the maintenance of that firm’s independence in the conduct of their auditing functions. The Audit Committee’s Charter provides for pre-approval of audit, audit-related and tax services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3)	Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (restated in electronic format), attached as Exhibit 3.1 to the Registration Statement on Form SB-2/A, Registration No. 333-72500, filed with the Commission on December 14, 2002, incorporated herein by reference.

3.2	Bylaws, as amended*

4.1	Form of Common Stock Certificate, attached as Exhibit 4.1 to the Form SB-2, incorporated herein by reference.

10.1	Executive Employment Agreement, dated as of December 20, 2004, between Millennium Bankshares Corporation, Millennium Bank and Carroll C. Markley*

10.2	Form of Employee Stock Option of Millennium Bankshares Corporation, attached as Exhibit 10.2 to the Form SB-2, incorporated herein by reference.

10.3	Millennium Bankshares Corporation Incentive Stock Option Plan, attached as Exhibit 4.3 to the Registration Statement on Form S-8, Registration No. 333-101076, filed with the Commission on November 7, 2002, incorporated herein by reference.

10.4	Executive Employment Agreement, dated as of June 6, 2005, between Millennium Bank and Dale Phelps, attached as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 10, 2005, incorporated herein by reference.

10.5	Executive Employment Agreement, dated as of May 27, 2004, between Millennium Bank and Anita L. Shull*

10.6	Commercial Lease Agreement between 1051 Elden Street, L.L.C., the lessor, and Millennium Bank, N.A., the lessee, dated April 2, 2003, attached as Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the period ended June 30, 2003, incorporated herein by reference.

21	List of Subsidiaries*

23	Consent of Crowe Chizek and Company LLC*.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350^

*	Filed as an exhibit to Millennium’s Annual Report on Form 10-K as of December 31, 2005

^	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM BANKSHARES CORPORATION

Date: April 27, 2006	By:	/s/ Carroll C. Markley
Carroll C. Markley
Chairman, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carroll C. Markley Carroll C. Markley	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	April 27, 2006

/s/ Dale G. Phelps Dale G. Phelps	Chief Financial Officer (Principal Financial and Accounting Officer)	April 27, 2006

. Michael Colen	Director	April 27, 2006

. L. James D’Agostino	Director	April 27, 2006

/s/ Susan B. Gregg Susan B. Gregg	Director	April 27, 2006

. William P. Haggerty	Director	April 27, 2006

/s/ Grayson P. Hanes Grayson P. Hanes	Director	April 27, 2006

Stewart R. Little	Director	April 27, 2006

/s/ David B. Morey David B. Morey	Director	April 27, 2006

Signature	Title	Date
/s/ Arthur J. Novick Arthur J. Novick	Director	April 27, 2006

/s/ Robert T. Smoot Robert T. Smoot	Director	April 27, 2006

/s/ Douglas K. Turner Douglas K. Turner	Director	April 27, 2006