Form 10-Q
period 2006-03-31
MILLENNIUM BANKSHARES CORP
filed 2006-05-15
CIK 1158678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’ classes of common stock, as of the latest practicable date:

8,901,176 shares of common stock, par value $5.00 per share,

outstanding as of May 5, 2006

MILLENNIUM BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

MILLENNIUM BANKSHARES CORPORATION

Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	(Unaudited) March 31, 2006	December 31, 2005
Assets:
Cash and due from banks	$7,730	$5,505
Federal funds sold	1	915
Securities available for sale	135,652	128,365
Loans held for sale	8,696	22,044
Loans, receivable, (net of allowance for loan losses of $3,222 at March 31, 2006 and $3,215 at December 31, 2005)	246,726	248,203
Premises and equipment, net	2,468	2,625
Accrued interest receivable	2,278	2,070
Bank owned life insurance	12,295	8,195
Other assets	3,738	3,593

Total assets	$419,584	$421,515

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$30,740	$25,765
Interest-bearing	275,325	273,231

Total deposits	306,065	298,996
Federal funds purchased /repurchase agreements	149	215
Advances from Federal Home Loan Bank	55,000	65,000
Subordinated debentures	8,000	8,000
Accrued interest payable	815	784
Other liabilities	1,189	827

Total liabilities	371,218	373,822

Shareholders’ Equity:
Common stock, par value $5.00 per share, authorized 10,000,000 shares; Issued and outstanding at March 31, 2006 – 8,898,276 Issued and outstanding at December 31, 2005– 8,848,239	44,491	44,241
Capital surplus	4,168	4,075
Retained earnings	2,117	1,467
Accumulated other comprehensive income (loss)	(2,410)	(2,090)

Total shareholders’ equity	48,366	47,693

Total liabilities and shareholders’ equity	$419,584	$421,515

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

	Unaudited For the Three Months Ended March 31,
	2006	2005
Interest Income
Interest and fees on loans	$4,952	$4,474
Interest on securities available for sale
Taxable	1,125	983
Tax Exempt	298	3
Dividends	66	31
Interest on federal funds sold	6	16

Total interest income	6,447	5,507
Interest Expense
Interest on deposits	2,411	1,984
Interest on other borrowings	963	406

Total interest expense	3,374	2,390

Net interest income	3,073	3,117
Provision for Loan Losses	—	97

Net interest income after provision for loan losses	3,073	3,020
Other Income
Service charges on deposit accounts	69	68
Gains/fees on loans held for sale	373	817
Gain on sale of securities	—	—
Other operating income	137	119

Total other income	579	1,004
Other Expense
Salaries and employee benefits	1,395	1,136
Net occupancy expense of premises	517	708
Advertising	54	46
Other operating expenses	608	1,094

Total other expense	2,574	2,984

Income before income taxes	1,078	1,040
Income tax expense	251	355

Net income	$827	$685

Earnings Per Weighted Average Share:
Net income per share, basic	$0.09	$0.08
Net income per share, diluted	$0.09	$0.08
Dividends per share	$0.02	$0.00
Weighted average shares outstanding:
Basic	8,872,914	8,783,697
Diluted	9,105,442	8,880,677

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months ended March 31, 2006

(In Thousands Except Per Share Data)

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings/ Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2004	$43,902	$4,056	$(167)	$(680)	$47,111
Options exercised	26	2			28
Net income			685		685
Changes in net unrealized (loss) on securities available for sale, net of tax effect				(996)	(996)

Total comprehensive income					(311)

Balances – March 31, 2005	$43,928	$4,058	$518	$(1,676)	$46,828

Balances, December 31, 2005	$44,241	$4,075	$1,467	$(2,090)	$47,693
Options exercised	250	93			343
Dividends			(177)		(177)
Net income			827		827
Changes in net unrealized (loss) on securities available for sale, net of tax effect				(320)	(320)

Total comprehensive income					507

Balances – March 31, 2006	$44,491	$4,168	$2,117	$(2,410)	$48,366

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

	Unaudited For the Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$827	$685
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	97
Depreciation and amortization	189	232
Discount accretion and premium amortization on securities, net	38	203
(Increase) decrease in loans held for sale, net	13,348	(12,579)
Increase in cash surrender value of bank owned life insurance	(101)	—
Decrease in other assets	(187)	(3,150)
Increase in other liabilities	393	1,232

Net cash provided by (used) in operating activities	14,507	(13,280)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in federal funds sold	914	(4,896)
Decrease in loans receivable, net	1,477	198
Purchase of securities available for sale	(9,528)	(33,140)
Paydown of securities available for sale	1,718	1,591
Purchase of bank owned life insurance	(4,000)	—
Purchase of bank premises and equipment	(32)	(124)

Net cash used in investing activities	(9,451)	(36,371)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	343	28
Dividends paid	(177)	—
Net increase in deposits	7,069	37,975
Net increase (decrease) in FHLB borrowings	(10,000)	10,000
Net increase (decrease) in funds purchased and securities sold under agreements to repurchase	(66)	4,715

Net cash provided by financing activities	(2,831)	52,718

Increase in cash and cash equivalents	2,225	3,067
CASH AND CASH EQUIVALENTS
Beginning	5,505	2,974

Ending	$7,730	$6,041

SUPPLEMENTAL DISCLOSURES:
CASH PAID FOR INTEREST	$2,549	$2,085

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2006 and 2005 (Unaudited)

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

The accompanying consolidated financial statements have been prepared in accordance with the requirements of the rules and regulations of the Securities and Exchange Commission. As a result, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, however, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2006 and the results of operations for the three-month periods ended March 31, 2006 and 2005.

Certain items in the prior year’s consolidated financial statements have been reclassified to conform with the current year’s presentation, including the net presentation of certain loan revenue and related direct origination costs recorded prior to the restructuring of the mortgage loan operations in September 2005.

These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

Note 2.	Stock Option Plan

On August 12, 1999, the Company adopted an Incentive Stock Option Plan. The total number of shares granted under the plan cannot exceed 2,000,000 shares. The Board of Directors of the Company administers the plan and the plan will terminate as of August 11, 2009. Under the plan, the option price of the shares must be granted at not less than fair market value, the options term may not exceed ten years and the options are not transferable. All stock options have an exercise price that is at least equal to the fair market value of the Company’s stock on the date the options were granted.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.” The Company elected to utilize the modified prospective transition method; therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. For options with graded vesting, we value the stock option grants and recognize compensation expense as if each vesting portion of the award was a single award. Under the modified prospective method, unvested awards, and awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R.

The following table summarizes stock option activity:

	Three Months Ended March 31, 2006
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	708,406	$6.01
Granted	6,000	7.84
Exercised	50,037	6.83
Forfeited or expired	—	—

Outstanding, quarter end	664,369	$5.97
Options exercisable at quarter end	533,801	$5.56

The following table details stock options outstanding:

(dollars in thousands)	March 31, 2006	December 31, 2005
Stock options vested and currently exercisable:
Number	533,801	540,044
Weighted average exercise price	$5.56	$5.85
Aggregate intrinsic value	1,925	1,510
Weighted average remaining life (in years)	5.4	5.9

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $13,000 in stock compensation expense during the three months ended March 31, 2006 to salaries and employee benefits. There were 6,000 options granted in the first quarter of 2006. In order to calculate the fair value of this option grant, the following weighted-average assumptions were used as of the grant date: risk-free interest rate 4.46%, expected option life 10.0 years, expected stock price volatility 21.7%, and dividend yield 0.00%. The resulting weighted average fair value of the options granted in the first quarter of 2006 was $4.60 for each option granted.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The Company uses historical data to estimate option exercises within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

SFAS 123R requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. The Company did not reduce its compensation expense for estimated forfeitures prior to vesting primarily based on the limited number of holders of unvested stock options in the first quarter of 2006. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for the remainder of 2006 and beyond is estimated as follows:

Year	(in thousands)
April 2006 - December 2006	$33
2007	40
2008	32
2009	17
2010	10
2011	—

The following table illustrates the effect on net income and earnings per share for the periods indicated if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

(Dollars in thousands, except per share data)	Three Months Ended March 31, 2006	March 31, 2005
Net income as reported	$827	$685
Deduct: Stock-based compensation expense, net, determined under fair value based method	—	12

Pro forma net income	$827	$673

Basic earnings per share as reported	$0.09	$0.08
Pro forma basic earnings per share	$0.09	$0.08
Diluted earnings per share as reported	$0.09	$0.08
Pro forma diluted earnings per share	$0.09	$0.08

Note 3.	Securities

Securities available for sale at March 31, 2006 are summarized below:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S.
Government agencies	$60,291	$—	$(2,064)	$58,227
Mortgage backed securities	33,193	1	(891)	32,303
Obligations of states and political subdivisions	32,687	—	(668)	32,019
Other debt securities	8,838	—	(30)	8,808

Total debt securities	$135,009	$1	$(3,653)	$131,357
Equity securities	4,295	—	—	4,295

	$139,304	$1	$(3,653)	$135,652

Securities available for sale at December 31, 2005 are summarized below:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S.
Government agencies	$60,287	$—	$(1,972)	$58,315
Mortgage backed securities	33,702	—	(816)	32,886
Obligations of states and political subdivisions	25,409	—	(383)	25,026
Other debt securities	7,584	3	—	7,587

Total debt securities	$126,982	$3	$(3,171)	$123,814
Equity securities	4,551	—	—	4,551

	$131,533	$3	$(3,171)	$128,365

Note 4.	Loans

Loans receivable include the following:

	March 31, 2006	December 31, 2005
	(In Thousands)
Real estate loans
Residential	$70,069	$65,919
Commercial	114,721	126,325
Construction	48,978	43,368

Total real estate loans	$233,768	$235,612
Commercial	13,089	13,180
Consumer	3,359	2,897
Overdrafts	104	20

Subtotal	$250,320	$251,709
Allowance for loan losses	(3,222)	(3,215)
Deferred loan fees	(372)	(291)

Total	$246,726	$248,203

Note 5.	Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	March 31, 2006	December 31, 2005
	(In Thousands)
Balance at January 1	$3,215	$2,925
Provision charged to operating expense	—	438
Recoveries added to the allowance	7	124
Loan losses charged to the allowance	—	(272)

Balance at the end of the period	$3,222	$3,215

Note 6.	Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share (“EPS”) and the effect on the weighted average number of shares of potential dilutive common stock for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
(In thousands, except per share data)	Weighted Average Shares	Per Share Amount	Weighted Average Shares	Per Share Amount
Basic EPS	8,873	$0.09	8,784	$0.08

Effect of dilutive securities:
Warrants	—		—
Stock options	232		97

Diluted EPS	9,105	$0.09	8,881	$0.08

Note 7.	Segment Information

In September 2005, the Company restructured its mortgage operations. Prior to September 2005, the Company was recording gross gains on mortgage sales, which were offset by compensation expense and other direct expenses for the mortgage department. Under the new structure, the Company established contractual relationships with three mortgage banking limited liability companies which provide for a “per loan” fee to be paid to the Company for each mortgage loans sold and requires the limited liability entities to pay for all costs of operation while retaining all other fee income. Effective with the restructuring of the mortgage operations, the Company’s mortgage banking activities are not viewed as a separate business line and therefore there are no reportable segments in 2006.

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

For the three months ended March 31, 2005	Banking	Mortgage Banking	Consolidated Total
Net interest income	$2,861	$256	$3,117
Other revenue	114	73	187
Provision for loan losses	11	86	97
Gain/fees on loans held for sale(1)	366	451	817
Income tax expense (benefit)	372	(17)	355
Segment profit (loss)	$734	$(49)	$685
Segment assets	$395,352	$30,144	$425,496

(1)	Reclassified to reflect net gain presentation for gains on sale of mortgage loans sold

Note 8.	Recent Accounting Standards

In May 2005, the Financial Accounting Standards Board (“ FASB “) issued Statement No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” Among other things, SFAS No. 154 requires that a voluntary change in accounting principle be applied retroactively with all prior period financial statements presented on the new accounting principle, unless it is impractical to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. The new standard was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of this statement did not have a material effect on the Company’s financial statements.

In February 2006, the FASB issued Statement No. 155 (“SFAS No. 155’), “Accounting for Certain Hybrid Instruments.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. It is anticipated that adopting of this statement will not have a material effect on the Company’s financial statements.

In March 2006, the FASB issued Statement No. 156 (SFAS No. 156), “Accounting for Servicing of Financial Assets-An Amendment of FASB Statement No. 140.” Among other requirements SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. It further requires initial measurement of all newly purchased or issued separately recognized servicing assets and servicing liabilities at fair value, if practicable. Subsequent measurements may be made using either the fair value or amortization method. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with early adopting permitted in the quarter-ended March 31, 2006. It is anticipated that this statement will not have a material effect on the Company’s financial statements.

Note 9.	Other Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended March 31,
	2006	2005
Change in unrealized holding gains (losses)
On available-for-sale securities	$(484)	$(1,510)
Reclassification adjustment for gains realized in income	—	—

Net unrealized gains (losses)	(484)	(1,510)
Tax effect	164	514

Other comprehensive income (loss)	$(320)	$(996)

Note 10.	Contingencies

Legal

Various legal claims also arise from time to time in the normal course of business including certain claims made by a former manager of one of the Bank’s mortgage operating subsidiaries against the Bank alleging breach of contracts. No amount of loss, if any, can be reasonably estimated at this time; therefore, no liability has been recorded in the consolidated financial statements. However, the Company intends to defend itself against these allegations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company for the three months ended March 31, 2006 should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in this report.

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

Presented below is discussion of those accounting policies that management believes are the most important to the portrayal and understanding of the Company’s financial condition and results of operations. These critical accounting policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. See also Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Allowance for Loan Losses

The Company monitors and maintains an allowance for loan losses to absorb an estimate of probable incurred losses in the loan portfolio. The Company maintains policies and procedures that address the systems of control over the following areas of maintenance of the allowance: the systematic methodology used to determine the appropriate level of the allowance to provide assurance that the allowance for loan losses is maintained in accordance with accounting principles generally accepted in the United States of America; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; and the loan grading system.

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

Financial Summary

General

For the three months ended March 31, 2006, the Company reported net income of $827,000 or $0.09 per diluted share, compared to net income of $685,000, or $0.08 per diluted share, for the same period in 2005. This represents the highest quarterly earnings reported in the Company’s history. The increase in net income was attributable in large measure to improved operating efficiency. Although both net interest income and other income declined, the decline was more than offset by lower operating expenses, a $97,000 reduction in the provision for loan losses and, a lower effective tax rate. The annualized return on average assets and return on equity for the three-month period ended March 31, 2006, were 0.80% and 6.98%, respectively, compared to 0.70% and 5.62%, respectively, for the same period in 2005.

Total assets declined slightly to $419.6 million at March 31, 2006, compared to $421.5 million at December 31, 2005. Loans held for sale declined $13.3 million as the volume of originations declined due to changing market conditions. Cash flows from the decline in this asset were redeployed into investment securities and bank-owned life insurance. Loans receivable, net of allowance for loan losses dipped slightly to $246.7 million from $248.2 million as several unanticipated payoffs were received on certain large commercial real estate credits and loan participations. Total deposits increased $7.1 million to $306.1 million at March 31, 2006 from $299.0 at December 31, 2005. The increase in deposits was utilized to reduce advances from the Federal Home Loan Bank.

Shareholders’ equity was $48.4 million at March 31, 2006, an increase of $673,000 from December 31, 2005. Shareholders’ equity increased by earnings in the first three months of 2006 and by the exercise of options to acquire additional shares of common stock, but was reduced by dividends paid and an increase in other comprehensive loss. Other comprehensive loss includes the change in the unrealized gain (loss) value of the investment portfolio due to changes in interest rates, net of taxes. The net unrealized loss in the investment portfolio, net of tax, increased $320,000 from December 31, 2005 to March 31, 2006 as market rates continued to increase in 2006. Book value per share was $5.44 at March 31, 2006 and $5.33 at December 31, 2005.

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

As reflected in Table 1, net interest income on a fully taxable-equivalent basis was $3.2 million for the three months ended March 31, 2006 compared to $3.1 million for the same period in 2005. Interest income for the three months ended March 31, 2006 was $6.6 million, up from $5.5 million for the same period last year. The interest income increase was attributable to a 4.8% increase in average earning assets coupled with an 84 basis point increase in gross yield. Growth in interest income would have been more pronounced except that the composition of average earning assets shifted to a higher percentage of investment securities as loan volume declined. Additional funds were also deployed in the investment portfolio to reduce interest rate risk exposure in a declining rate scenario. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk” for further discussion. Average investment securities as a percentage of total average earning assets was 34.0% for the three months ended March 31, 2006 compared to 26.4% for the same period last year. The decline in average loans from $276.5 for the three months ended March 31, 2005 to $262.4 for the same period in 2006 was primarily due to lower volume in loans held for sale, a trend which is expected to continue in the second quarter 2006. Loan yield increased 109 basis points as existing variable rate loans tied to prime repriced upward concurrent with the continuing tightening of short-term rates by the Federal Open Market Committee and as new volume was originated in a rising rate environment. Interest expense increased $1.0 million as both the average balance of interest-bearing liabilities and the rates paid thereon increased. Since much of the increased funding was concentrated in higher-rate wholesale borrowing, the rate paid on interest-bearing liabilities increased in greater magnitude than earning asset yield. Competition for deposits in our marketplace was intense and we adopted a more aggressive deposit pricing strategy. Funding of earning assets from interest free sources also declined from 16.8% for the three-month period ended March 31, 2005 to 13.6% for the same period this year. With market rates continuing to rise, the Company will attempt to grow its core deposit base, particularly in interest-free checking. The net interest margin decreased by 5 basis points to 3.28% for the three-month period ended March 31, 2006 as compared to 3.33% for the same period in 2005.

TABLE 1

	Three Months Ended
	March 31, 2006			March 31, 2005
(Dollars in thousands)	Average Balances	Income/ Expense	Yield/ Rate	Average Balances	Income/ Expense	Yield/ Rate
Assets:
Interest Earning Assets:
Loans, net of unearned discounts	$262,431	$4,952	7.65%	$276,508	$4,474	6.56%
Securities(3)	135,500	1,643	4.92%	100,409	1,017	4.06%
Federal funds sold	498	6	4.89%	3,117	16	2.08%

Total interest earning assets	$398,429	$6,601	6.72%	$380,034	$5,507	5.88%
Other assets	21,247			9,201

Total assets	$419,676			$389,235

Interest-Bearing Liabilities:
Interest-bearing deposits	$264,333	$2,411	3.70%	$272,480	$1,984	2.95%
Borrowed funds	79,806	963	4.89%	43,678	406	3.77%

Total interest-bearing liabilities	$344,139	$3,374	3.98%	$316,158	$2,390	3.07%
Other Liabilities:
Demand deposits	25,585			22,481
Other liabilities	1,874			1,846

Total liabilities	371,598			$340,485
Shareholders’ equity	48,078			48,750

Total liabilities and shareholders’ equity	$419,676			$389,235

Net interest income		$3,227			$3,117

Interest spread(1)			2.74%			2.81%
Net interest yield on earning assets (net interest margin)(2)			3.28%			3.33%

(1)	Interest spread is the average yield earned on earning assets less the average rate incurred on interest bearing liabilities.

(2)	Net interest margin is net interest income expressed as a percentage of average earning assets.

(3)	Income computed on a fully tax-equivalent basis.

Our net interest margin is also sensitive to the volume of mortgage loan held for sale originations. These loans are sold, servicing released, in the secondary mortgage market. When the volume of these loans increases, funds advanced in settlement of mortgage loans increase, pending delivery of the loans to the loan purchaser. Until a mortgage loan is transferred to the purchaser, we receive interest on the loan at the note rate. While such funds advanced contribute to net interest income, the interest rate spread on mortgage loans held for sale is not as great as the spread on our loan portfolio, which normally carries a higher interest yield. Thus, as funds advanced in settlement of mortgage loans increase, the interest spread and the net interest margin decrease or conversely, as funds advanced in settlement of mortgage loans decrease, the interest spread and the net interest margin are positively impacted.

Noninterest Income

The Company’s noninterest income consists primarily of loan fees, net gains/fees on sale of loans and service charges on deposit accounts. Noninterest income for the first quarter 2006 decreased by $425,000 compared to the same period last year primarily from a decline in mortgage fee income. This decline in gross revenue was due to decreased volume. In September 2005, the Company restructured its mortgage operations. Prior to September 2005, the Company was recording gains on mortgage sales, which were offset by operating expenses for the mortgage department. Under the new structure, the Company established contractual relationships with three mortgage banking limited liability companies which provide for a “per loan” fee to be paid to the Bank (the 51% owner of the LLC) for each mortgage loan sold and requires the 49% owners (individuals affiliated with the particular LLC’s mortgage business or their affiliates) to pay for all costs of operation while retaining all other fee income.

Noninterest Expense

Total noninterest expense includes employee-related costs, occupancy and equipment expense and other overhead. Noninterest expense, in the first quarter of 2006, compared to the same quarter of 2005, decreased by $410,000. Salaries and benefits expense for the three months ended March 31, 2006 increased by $259,000 compared to the same period in 2005. Of this increase, $79,000 was due to increases in accruals for performance-based incentives and vacation. Also, during 2005, the senior management team was expanded, the full impact from which is reflected in 2006 results. A portion of the increase is also attributable to normal merit increases and increased cost for providing health benefits. Net occupancy expense and other operating expense for the three months ended March 31, 2006 declined $191,000 and $486,000, respectively, primarily due to the favorable impact of the aforementioned mortgage operations restructure. The efficiency ratio, a key measure of expense management, improved to 67.64% for the three months ended March 31, 2006 from 72.41% for the three months ended March 31, 2005. The efficiency ratio is computed by dividing noninterest expenses by the sum of fully taxable-equivalent net interest income and noninterest income.

Income Taxes

Income tax expense varies from one period to the next with changes in the level of income before taxes, changes in the amount of tax-exempt income, and the relationship of these changes to each other. Although income before taxes was $38,000 higher for the three months ended March 31, 2006 than for the same period last year, income tax expense was lower by $104,000 due to the Company’s purchase of municipal securities and bank-owned life insurance, the income from which is not taxable. The effective tax rate was 23% in the first quarter of 2006 versus 34% in the same period last year.

Allowance for Losses on Loans

The allowance for loan losses at March 31, 2006 was $3.2 million, compared to $3.2 million at December 31, 2005. Due primarily to favorable charge-off experience, no provision for loan losses was required in the first three months of 2006 compared to $97,000 for the same period last year. The allowance for loan losses was 1.25% of total loans outstanding and loans held for sale at March 31, 2006 compared with 1.03% at March 31, 2005 and 1.17% at December 31, 2005. Net recoveries as a percentage of average loans were 0.01% for the first three months of 2006 as compared to net charge-offs of 0.03% for the same period of 2005. There were $545,000 in loans on non-accrual status and $1.2 million in loans past due 90 days or more and still accruing at March 31, 2006. Management believes the allowance for loan losses was adequate to cover probable incurred credit losses in the loan portfolio at March 31, 2006.

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

In February 2006, the Company downstreamed $15.0 million of capital to the Bank to support the Bank’s growth. The Company and the Bank are subject to capital requirements of regulatory agencies. At March 31, 2006, both the Company and the Bank exceeded all such regulatory capital requirements as shown in the following table.

	March 31, 2006
(Dollars in thousands)	Millennium Bankshares Corporation	Millennium Bank
Tier 1 Capital:
Common stock	$44,491	$14,800
Capital surplus	4,168	29,800
Subordinated debentures(1)	8,000	—
Retained earnings	2,117	3,149

Disallowed intangible assets	—	—

Total Tier 1 Capital	$58,776	$47,749

Tier 2 Capital:
Allowance for loan losses(2)	3,222	3,159
Subordinated debentures	—	—

Total Tier 2 Capital	3,222	3,159

Total Risk Based Capital	$61,998	$50,908
Risk Weighted Assets	$299,438	$291,343
Capital Ratios:
Tier 1 Risk-Based	19.62%	16.39%
Total Risk-Based	20.70%	17.47%
Tier 1 Capital to average adjusted total assets	14.77%	11.76%

(1)	Limited to 25% of total Tier 1 core capital elements. Remainder, if any, is Tier 2 capital.

(2)	Limited to 1.25% of risk weighted assets.

Deposits

Deposits have been the principal source of funds for use to originate loans and fund investment securities. The Company has employed alternative methods of increasing deposits to fund our mortgage loan operations, including brokered deposits. Brokered deposits are deposits that we obtain through brokers for a fee. Brokered deposits are available in bulk, and they do not require any investments in branch offices, branch personnel or additional spending for marketing or education of employees. The brokered deposits that we obtain consist primarily of 180-day through 24-month certificates of deposits, which may increase our overall cost of funds and decrease our net interest margin. The brokered deposits outstanding were $72.9 million at March 31, 2006 and $69.2 million at December 31, 2005.

The Company attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. We offer statement savings accounts, various checking accounts, various money market accounts, fixed-rate certificates with varying maturities and individual retirement accounts. We are expanding our deposit products and services for businesses.

At March 31, 2006, deposits were $306.1 million, an increase of 2.4% from $299.0 million at December 31, 2005. Of the $7.1 million increase in deposits, $5.0 million was reflected in demand deposits. In order to reduce the overall cost of funds and reduce our reliance on high-cost time deposits and borrowings as a funding source, we continue to direct extensive marketing efforts towards attracting lower cost transaction accounts and have concurrently adopted, during the first quarter 2006, a more aggressive deposit pricing methodology. Strategies associated with the demand deposit growth initiative include electronic check deposit, automated wire notification, a corporate wide incentive program and the establishment of an asset-based lending division. We expect an upward trend in demand deposits in 2006 as a result of these strategies, however, there is no assurance that these efforts will be successful or, if successful, will reduce our reliance on time deposits and borrowings.

The following table indicates the amount of the Company’s time deposits by time remaining until maturity at March 31, 2006:

	Maturity
(Dollars in thousands)	3 Months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
Certificates of deposit less than $100,000	$3,816	$13,133	$16,780	$30,314	$64,043
Certificates of deposit of $100,000 or more	21,225	36,574	12,176	27,442	97,417

Total certificates of deposits	$25,041	$49,707	$28,956	$57,756	$161,460

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

The Bank’s borrowings also include securities sold under agreements to repurchase and federal funds purchased. Securities sold under agreements to repurchase are collateralized with government agency securities and are essentially deposit equivalents used by our commercial customers. The Bank uses the proceeds for general corporate purposes. At March 31, 2006, the Bank had $149,000 of federal funds purchased from Community Bankers Bank in Virginia.

The Bank uses borrowings to supplement deposits when deposit growth does not keep pace with loan growth or when borrowings are available at a lower overall cost to the Bank or they can be invested at a positive rate of return.

At March 31, 2006, the Bank had a borrowing limit of $102.7 million with the Federal Home Loan Bank. The Bank’s outstanding borrowings from the Federal Home Loan Bank totaled $55.0 million at March 31, 2006, which leaves an additional borrowing capacity of $47.7 million. The Bank’s borrowing limit is based on 25% of Bank assets as reported in the Call Report each quarter end date. We also have two lines of credit with the Community Bankers Bank in Virginia in available amounts of $20.7 million secured and $8.7 million unsecured. The Bank is also in the process of establishing two additional federal funds facilities.

Management intends to fund anticipated loan closings and operating needs through cash on hand, brokered deposits, proceeds from the sale of loans, cash generated from operations and anticipated increases in deposits. Current and anticipated marketing programs will be primarily targeted at the attraction of lower cost transaction accounts. If loan growth outpaces deposit growth, continued use of wholesale borrowings may be required.

Investments

At March 31, 2006, the Company had $135.7 million in total available for sale securities, an increase of 5.7% from $128.4 million at December 31, 2005. The increase reflects the purchase of $9.5 million in securities offset by a change in market values and paydowns on securities of $2.2 million. The increase in available for sale securities since year-end 2005 was concentrated primarily in obligations of states and political subdivisions which improved diversification and the overall risk profile of the investment portfolio.

Loans

Net loans consist of total loans, deferred loan fees and the allowance for loan losses. Net loans were $246.7 million at March 31, 2006 compared to $248.2 at December 31, 2005. During the first quarter 2006 several unanticipated payoffs were received on certain large commercial real estate credits and loan participations and new volume did not keep pace with the runoff. Loan growth is expected to improve in the 2nd quarter but there can be no assurance that unanticipated runoff may continue. There was no significant change in the overall composition of loans since year-end.

Mortgage Banking Activities

Our mortgage banking activities include rate lock commitments with the customer. In a rate lock commitment, a client, while in the process of obtaining approval for a fixed rate secondary market loan, can, at their own determination, fix or “lock in” the rate on the loan. The commitments are generally for periods of 60 to 90 days and are at market rates. To mitigate risk from interest rate fluctuations and to provide for a mechanism to deliver these loans into the secondary market, we generally enter into forward sales contracts on rate lock commitments on a “best efforts” basis. The Company had commitments to originate $2.9 million in mortgage loans as of March 31, 2006.

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

Non-Performing Assets

We had $545,000 in non-accrual loans at March 31, 2006, compared to $598,000 at December 31, 2005. On the basis of management’s review of its assets, at March 31, 2006, the Bank had classified $5.9 million of its assets as substandard and $520,000 as doubtful. A specific reserve of $154,000 has been established for the assets classified as substandard.

The following table details information concerning non-accrual, past due and restructured loans at the dates indicated:

(Dollars in thousands)	March 31, 2006	December 31, 2005
Non-accrual loans	$545	$598
Foreclosed properties	—	—
Restructured loans	—	—

Total non-performing assets	$545	$598

Loans past due 90 days or more and still accruing interest	$1,165	$166

Loans past due 90 days or more and still accruing includes at March 31, 2006 includes a 1-4 family mortgage totaling $1.1 million for which recovery of principal and interest is still anticipated.

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

Static gap is the difference between interest-sensitive assets and interest-sensitive liabilities maturing or repricing within a specific time interval measured at a balance sheet date. The gap can be managed by repricing assets or liabilities, by selling investments, by replacing an asset or liability prior to maturity, or by adjusting the interest rate during the life of an asset or liability. Matching the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net income due to changes in market interest rates. As reflected in the table below, the Company, at March 31, 2006, had $141.9 million more in liabilities than assets that reprice within one year or less and therefore we were in a liability sensitive position. Generally, a liability sensitive position is favorable to the Bank in a decreasing rate environment and unfavorable to the Bank in an increasing rate environment. It is important to recognize however, that deposits with no stated maturity have been presented in this gap table in the 3 months or less column because they can reprice in that time frame. These deposits may not indeed reprice that quickly, however.

The following table presents the amounts of the Company’s interest sensitive assets and liabilities that mature or reprice in the periods indicated exclusive of non-accrual loans.

	March 31, 2006 Maturing or Repricing in:
(Dollars in thousands)	3 Months or less	4-12 Months	1-5 Years	Over 5 Years
Interest-sensitive assets:
Loans(1)	$133,166	$11,191	$88,512	$17,079
Investments(2)(3)(4)	8,838	1,000	37,014	88,157
Federal funds sold	1	—	—	—

Total interest-sensitive assets	142,005	12,191	125,526	105,236

Cumulative interest-sensitive assets	142,005	154,196	279,722	384,958

Interest-sensitive liabilities:
NOW accounts	72,359	—	—	—
Savings/Money Market deposit accounts	72,476	—	—	—
Time deposits	24,811	78,663	57,757	—
Borrowed funds	37,749	10,000	15,400	—

Total interest-sensitive liabilities	207,395	88,663	73,157	—

Cumulative interest-sensitive liabilities	207,395	296,058	369,215	369,215

Period gap	$(65,390)	$(76,472)	$52,369	$105,236
Cumulative gap	$(65,390)	$(141,862)	$(89,493)	$15,743
Ratio of cumulative interest-sensitive assets to cumulative interest-sensitive liabilities	68.47%	52.08%	75.56%	104.26%
Ratio of cumulative gap to total assets	(15.58%)	(33.81%)	(21.33%)	3.75%

Total assets	$419,584	$419,584	$419,584	$419,584

(1)	Loans maturing or repricing in three months or less include $8.7 million of mortgage loans held for sale.

(2)	Based on amortized cost

(3)	Excludes Federal Reserve Stock and Community Bankers Bank stock.

(4)	Anticipates prepayments on mortgage-backed securities.

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

Due to the inherent limitations of gap analysis, the Company utilizes simulation analysis as its primary tool for managing interest rate risk. Simulation analysis calculates expected net interest income under varying interest rate scenarios and the theoretical impact of immediate and sustained rate changes referred to as “rate shocks”. This methodology is more sophisticated than the traditional gap analysis and more accurately reflects the impact on net interest income from embedded options in earning assets and interest-bearing liabilities. The simulation model is prepared and updated on a regular basis. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure of no more than -15%.

The following reflects the results of the Company’s net interest income sensitivity analysis at March 31, 2006.

Rate Change	At March 31, 2006 Estimated Net Interest Income Sensitivity
+200 bp	+11.5%
-200 bp	-17.9%

At March 31, 2006, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points, net interest income could increase by 11.5%. In the same time period the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income would decrease 17.9%. The Company’s net interest income at risk is out of policy limits in the down 200 basis point shock however the magnitude of the sensitivity has declined since December 31, 2005 due to actions taken by management to improve the balance sheet profile, including the addition of additional municipal securities. Management does not view the likelihood of rate declines in the near term as very probable but is nonetheless currently contemplating actions which can be taken to minimize the identified risk in the declining rate environment.

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

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to factors such as prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate changes, caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in response to, or in anticipation of, changes in interest rates. While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also employs additional tools to monitor potential longer-term interest rate risk.

The Company also performs economic value of equity modeling as a measurement tool. The market value of equity measures the degree to which the market value of the Company’s assets and liabilities will change given a change in interest rates.

The following table presents the economic value of equity shock analysis at March 31, 2006, the most recently completed analysis:

Change in Yield Curve	(in thousands) Change in Economic Value of Equity
+200 basis points	$46,143
Flat	$51,515
-200 basis points	$49,088

ALCO guidelines limit the change in economic value of equity in a 200 basis point parallel rate shock to 25% of the economic value of equity. At March 31, 2006 all measurements were within ALCO guidelines.

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

In the course of our operations, we may become a party to legal proceedings. Certain claims have been made by a former manager of one of the Bank’s mortgage operating subsidiaries against the Bank alleging breaches of contracts. No lawsuit with respect to such claims has yet been filed and we cannot predict if such a suit will ever be filed. No amount of loss, if any, can be reasonably estimated at this time; therefore no liability has been recorded in the consolidated financial statements. However, the Company intends to defend itself against these allegations.

Item 1A.	Risk Factors

There were no material changes from risk factors previously disclosed in our Form 10-K in response to Item 1A to Part I of Form 10-K.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14(a). Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14(a). Filed herewith

32.1	Statement of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLENNIUM BANKSHARES CORPORATION (Registrant)

Date: May 15, 2006	/s/ Carroll C. Markley
Carroll C. Markley Chairman of the Board and Chief Executive Officer (as principal executive officer)

Date: May 15, 2006	/s/ Dale G. Phelps
Dale G. Phelps Chief Financial Officer (as principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14(a). Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14(a). Filed herewith

32.1	Statement of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith