Form 10-Q
period 2006-06-30
MILLENNIUM BANKSHARES CORP
filed 2006-08-14
CIK 1158678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’ classes of common stock, as of the latest practicable date:

8,908,166 shares of common stock, par value $5.00 per share, outstanding as of July 24, 2006

MILLENNIUM BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MILLENNIUM BANKSHARES CORPORATION

Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	(Unaudited) June 30, 2006	December 31, 2005
Assets:
Cash and due from banks	$7,484	$5,505
Federal funds sold	3,205	915
Securities available for sale	157,935	128,365
Loans held for sale	22,538	22,044
Loans receivable, (net of allowance for loan losses of $3,284 at June 30, 2006 and $3,215 at December 31, 2005)	272,390	248,203
Premises and equipment, net	2,311	2,625
Accrued interest receivable	2,429	2,070
Bank owned life insurance	12,411	8,195
Other assets	4,908	3,593

Total assets	$485,611	$421,515

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$34,856	$25,765
Interest-bearing	311,342	273,231

Total deposits	346,198	298,996

Federal funds purchased /repurchase agreements	—	215
Advances from Federal Home Loan Bank	82,600	65,000
Subordinated debentures	8,000	8,000
Accrued interest payable	684	784
Other liabilities	881	827

Total liabilities	438,363	373,822

Shareholders’ Equity:
Common stock, par value $5.00 per share, authorized 10,000,000 shares; Issued and outstanding at June 30, 2006 – 8,908,166 Issued and outstanding at December 31, 2005– 8,848,239	44,541	44,241
Capital surplus	4,167	4,075
Retained earnings	2,773	1,467
Accumulated other comprehensive income (loss)	(4,233)	(2,090)

Total shareholders’ equity	47,248	47,693

Total liabilities and shareholders’ equity	$485,611	$421,515

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Income

(In Thousands, Except Per Share Data and Share Amounts)

	Unaudited For the Three Months Ended June 30,		Unaudited For the Six Months Ended June 30,
	2006	2005	2006	2005
Interest Income
Interest and fees on loans	$5,195	$4,728	$10,147	$9,202
Interest on securities available for sale
Taxable	1,265	1,176	2,390	2,159
Tax Exempt	366	41	664	44
Dividends	79	47	145	78
Interest on federal funds sold	26	6	32	22

Total interest income	6,931	5,998	13,378	11,505
Interest Expense
Interest on deposits	3,057	2,181	5,467	4,165
Interest on other borrowings	971	631	1,935	1,037

Total interest expense	4,028	2,812	7,402	5,202

Net interest income	2,903	3,186	5,976	6,303

Provision for Loan Losses	55	282	55	379

Net interest income after provision for loan losses	2,848	2,904	5,921	5,924
Other Income
Service charges on deposit accounts	88	72	158	140
Gains/fees on loans held for sale	444	1,067	816	1,884
Gain on sale of securities	—	1	—	1
Other operating income	157	460	293	579

Total other income	689	1,600	1,267	2,604
Other Expense
Salaries and employee benefits	1,212	1,613	2,607	2,749
Net occupancy expense of premises	509	902	1,026	1,610
Advertising	80	71	134	117
Other operating expenses	683	1,300	1,290	2,394

Total other expense	2,484	3,886	5,057	6,870

Income before income taxes	1,053	618	2,131	1,658
Income tax expense	219	172	470	527

Net income	$834	$446	$1,661	$1,131

Earnings Per Weighted Average Share:
Net income per share, basic	$0.09	$0.05	$0.19	$0.13
Net income per share, diluted	$0.09	$0.05	$0.18	$0.13
Dividends per share	$0.02	$0.00	$0.04	$0.00
Weighted average shares outstanding:
Basic	8,903,595	8,790,571	8,888,339	8,787,153
Diluted	9,126,700	8,923,169	9,116,156	8,901,957

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months ended June 30, 2006 and 2005

(In Thousands Except Per Share Data)

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings/ Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2004	$43,902	$4,056	$(167)	$(680)	$47,111

Options exercised	90	19			109
Net income			1,131		1,131
Changes in net unrealized (loss) on securities available for sale, net of tax effect				(275)	(275)

Total comprehensive income					856

Balances – June 30, 2005	$43,992	$4,075	$964	$(955)	$48,076

	Common Stock	Capital Surplus	Retained Earnings/ Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2005	$44,241	$4,075	$1,467	$(2,090)	$47,693

Options exercised	300	92			392
Dividends			(355)		(355)
Net income			1,661		1,661
Changes in net unrealized (loss) on securities available for sale, net of tax effect				(2,143)	(2,143)

Total comprehensive income					(482)

Balances – June 30, 2006	$44,541	$4,167	$2,773	$(4,233)	$47,248

See Accompanying Notes to Consolidated Financial Statements

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

	Unaudited
	For the Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,661	$1,131
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	55	379
Depreciation and amortization	370	503
Discount accretion and premium amortization on securities, net	84	59
Realized gain on sales/call of securities available for sale	—	(1)
Increase in loans held for sale, net	(494)	(10,631)
Loss on disposal of assets	—	15
Increase in cash surrender value of bank owned life insurance	(217)	(30)
Increase in other assets	(1,102)	(1,367)
(Decrease) increase in other liabilities	(46)	774

Net cash provided by (used in) operating activities	311	(9,168)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in federal funds sold	(2,290)	(4,064)
Increase in loans receivable, net	(24,242)	(2,498)
Purchase of securities available for sale	(34,813)	(38,445)
Paydown of securities available for sale	2,444	6,645
Purchase of bank owned life insurance	(4,000)	(8,000)
Purchase of bank premises and equipment	(55)	(606)

Net cash used in investing activities	(62,956)	(46,968)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	392	109
Dividends paid	(355)	—
Net increase in deposits	47,202	23,681
Net increase in FHLB borrowings	17,600	31,000
Net increase (decrease) in funds purchased and securities sold under agreements to repurchase	(215)	4,982

Net cash provided by financing activities	64,624	59,772

Increase in cash and cash equivalents	1,979	3,636
CASH AND CASH EQUIVALENTS
Beginning	5,505	2,974

Ending	$7,484	$6,610

SUPPLEMENTAL DISCLOSURES:

CASH PAID FOR TAXES	$535	$1,205

CASH PAID FOR INTEREST	$7,479	$4,900

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Notes to Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2006 and 2005 (Unaudited)

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

The accompanying consolidated financial statements have been prepared in accordance with the requirements of the rules and regulations of the Securities and Exchange Commission. As a result, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, however, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2006 and the results of operations for the three-month and six-month periods ended June 30, 2006 and 2005.

Certain items in the prior year’s consolidated financial statements have been reclassified to conform with the current year’s presentation, including the net presentation of certain loan revenue and related direct origination costs recorded prior to the restructuring of the mortgage loan operations in September 2005.

These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three- and six-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

The following table summarizes stock option activity:

	Six Months Ended June 30, 2006
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	708,406	$6.01
Granted	11,000	7.83
Exercised	59,837	6.54
Forfeited or expired	—	—

Outstanding, period end	659,569	$6.00
Options exercisable at period end	524,001	$5.57

The following table details stock options outstanding:

(dollars in thousands)	June 30, 2006	December 31, 2005
Stock options vested and currently exercisable:
Number	524,001	540,044
Weighted average exercise price	$5.57	$5.85
Aggregate intrinsic value	1,676	1,510
Weighted average remaining life (in years)	5.2	5.9

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $12,000 and $25,000 in stock compensation expense during the three-month and the six-month periods ended June 30, 2006, respectively, to salaries and employee benefits. There were 11,000 options granted in the six months ended June 30, 2006. In order to calculate the fair value of these option grants, the following weighted-average assumptions were used as of the grant date: risk-free interest rate 4.46%, expected option life 10.0 years, expected stock price volatility 21.7%, and dividend yield 0.00%. The resulting weighted average fair value of the options granted in the first six months of 2006 was $4.60 for each option granted.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The Company uses historical data to estimate option exercises within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant.

SFAS 123R requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. The Company did not reduce its compensation expense for estimated forfeitures prior to vesting primarily based on the limited number of holders of unvested stock options in the first half of 2006. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for the remainder of 2006 and beyond is estimated as follows:

Year	(in thousands)
July 2006 - December 2006	$24
2007	32
2008	33
2009	19
2010	12
2011	1

The following table illustrates the effect on net income and earnings per share for the periods indicated if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended
(Dollars in thousands, except per share data)	June 30, 2006	June 30, 2005
Net income as reported	$834	$446
Deduct: Stock-based compensation expense, net, determined under fair value based method	—	28

Pro forma net income	$834	$418

Basic earnings per share as reported	$0.09	$0.05
Pro forma basic earnings per share	$0.09	$0.05

Diluted earnings per share as reported	$0.09	$0.05
Pro forma diluted earnings per share	$0.09	$0.05

	Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2006	June 30, 2005
Net income as reported	$1,661	$1,131
Deduct: Stock-based compensation expense, net, determined under fair value based method	—	40

Pro forma net income	$1,661	$1,091

Basic earnings per share as reported	$0.19	$0.13
Pro forma basic earnings per share	$0.19	$0.12

Diluted earnings per share as reported	$0.18	$0.13
Pro forma diluted earnings per share	$0.18	$0.12

Note 3. Securities

Securities available for sale at June 30, 2006 are summarized below:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies	$60,294	$—	$(3,142)	$57,152
Mortgage backed securities	46,397	—	(1,770)	44,627
Obligations of states and political subdivisions	42,888	—	(1,362)	41,526
Other debt securities	8,826	—	(139)	8,687

Total debt securities	$158,405	$—	$(6,413)	$151,992
Equity securities	5,943	—	—	5,943

	$164,348	$—	$(6,413)	$157,935

Securities available for sale at December 31, 2005 are summarized below:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies	$60,287	$—	$(1,972)	$58,315
Mortgage backed securities	33,702	—	(816)	32,886
Obligations of states and political subdivisions	25,409	—	(383)	25,026
Other debt securities	7,584	3	—	7,587

Total debt securities	$126,982	$3	$(3,171)	$123,814
Equity securities	4,551	—	—	4,551

	$131,533	$3	$(3,171)	$128,365

Note 4. Loans

Loans receivable included the following at the dates indicated:

	June 30, 2006	December 31, 2005
	(In Thousands)
Real estate loans
Residential	$85,931	$65,919
Commercial	117,417	126,325
Construction	47,942	43,368

Total real estate loans	$251,290	$235,612
Commercial	16,474	13,180
Consumer	8,122	2,897
Overdrafts	134	20

Subtotal	$276,020	$251,709
Allowance for loan losses	(3,284)	(3,215)
Deferred loan fees	(346)	(291)

Total	$272,390	$248,203

Note 5. Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	June 30, 2006	June 30, 2005
	(In Thousands)
Balance at January 1	$3,215	$2,925
Provision charged to operating expense	55	379
Recoveries added to the allowance	14	34
Loan losses charged to the allowance	—	(147)

Balance at the end of the period	$3,284	$3,191

Note 6. Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share (“EPS”) and the effect on the weighted average number of shares of potential dilutive common stock for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2005
(In thousands, except per share data)	Weighted Average Shares	Per Share Amount	Weighted Average Shares	Per Share Amount
Basic EPS	8,904	$0.09	8,791	$0.05

Effect of dilutive securities:
Stock options	223		132

Diluted EPS	9,127	$0.09	8,923	$0.05

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
(In thousands, except per share data)	Weighted Average Shares	Per Share Amount	Weighted Average Shares	Per Share Amount
Basic EPS	8,888	$0.19	8,787	$0.13

Effect of dilutive securities:
Stock options	228		115

Diluted EPS	9,116	$0.18	8,902	$0.13

Note 7. Segment Information

In September 2005, the Company restructured its mortgage operations. Prior to September 2005, the Company recorded gross gains on mortgage sales, which were offset by compensation expense and other direct expenses for the mortgage department. Under the new structure, the Company established contractual relationships with three mortgage banking limited liability companies which provide for a “per loan” fee to be paid to the Company for each mortgage loan sold and require the limited liability entities to pay for all costs of operation while retaining all other fee income. Effective with the restructuring of the mortgage operations, the Company’s mortgage banking activities are not viewed as a separate business line and therefore there are no reportable segments in 2006.

The accounting policies used are the same as those described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except that loan fees are not deferred at the segment level. Segment performance is evaluated using net income. There is no goodwill. Income taxes are allocated separately and indirect expenses are allocated against revenue. Transactions among segments are made at fair value. Information reported internally for performance assessment follows:

For the three months ended June 30, 2005	Banking	Mortgage Banking	Consolidated Total
Net interest income	$3,386	$(200)	$3,186
Other revenue	559	(26)	533
Provision for loan losses	176	106	282
Gain/fees on loans held for sale(1)	100	967	1,067
Income tax expense	147	25	172
Segment profit	$384	$62	$446

For the six months ended June 30, 2005	Banking	Mortgage Banking	Consolidated Total
Net interest income	$6,247	$56	$6,303
Other revenue	673	47	720
Provision for loan losses	187	192	379
Gain/fees on loans held for sale(1)	466	1,418	1,884
Income tax expense	519	8	527
Segment profit	$1,118	$13	$1,131

(1)	Reclassified to reflect net gain presentation for gains on sale of mortgage loans sold

Note 8. Recent Accounting Standards

In May 2005, the Financial Accounting Standards Board (“ FASB”) issued Statement No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” Among other things, SFAS No. 154 requires that a voluntary change in accounting principle be applied retroactively with all prior period financial statements presented on the new accounting principle, unless it is impractical to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. The new standard was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of this statement did not have a material effect on the Company’s financial statements.

In February 2006, the FASB issued Statement No. 155 (“SFAS No. 155”), “Accounting for Certain Hybrid Instruments.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. It is anticipated that this statement will not have a material effect on the Company’s financial statements.

In March 2006, the FASB issued Statement No. 156 (“SFAS No. 156”), “Accounting for Servicing of Financial Assets-An Amendment of FASB Statement No. 140.” Among other requirements SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. It further requires initial measurement of all newly purchased or issued separately recognized servicing assets and servicing liabilities at fair value, if practicable. Subsequent measurements may be made using either the fair value or amortization method. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with early adopting permitted. It is anticipated that this statement will not have a material effect on the Company’s financial statements.

In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The Company has not yet determined the effect of adopting this Interpretation, which is effective for it on January 1, 2007.

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

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Change in unrealized holding gains (losses) On available-for-sale securities	$(2,761)	$1,095	$(3,245)	$(415)
Reclassification adjustment for gains realized in income	—	(1)	—	(1)

Net unrealized gains (losses)	(2,761)	1,094	(3,245)	(416)
Tax effect	938	(373)	1,102	141

Other comprehensive income (loss)	$(1,823)	$721	$(2,143)	$(275)

Note 10. Contingencies

Legal

On July 14, 2006, a lawsuit was filed in the Circuit Court for the City of Alexandria, Virginia by a former management employee of Millennium Capital, Inc., an indirect subsidiary of the Company, alleging, among other things, that Millennium Capital, Millennium Bank, N.A., a direct wholly owned subsidiary of the Company, and Anita L. Shull, Executive Vice President and Chief Operating Officer of the Company and President and Chief Operating Officer of Millennium Bank, breached certain obligations to the former management employee related to the terms of his business and compensation arrangements within the Company’s mortgage operations. The former employee further alleges that, during the course of a personal relationship between he and Ms. Shull, she made certain promises to him regarding his prospective management role with Millennium Capital and that these promises also were not honored. In the lawsuit, the former employee is seeking, among other things, damages in the amount of $3.38 million, including rescission of an $880,000 personal loan from Millennium Bank to the former employee, and an accounting with respect to amounts allegedly owned him by Millennium Bank and Millennium Capital. The allegations of the former employee, and the existence of an on-going investigation into these matters by the Board of Directors of the Company, were previously reported by the Company in a Current Report on Form 8-K dated June 7, 2006.

The Company disputes the allegations made by the former employee against its subsidiaries and intends to vigorously defend itself in the litigation. No amount of loss, if any, can be reasonably estimated at this stage of the proceedings; therefore no liability has been recorded in the consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company for the three and six month periods ended June 30, 2006 should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in this report.

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

The Company evaluates various loans individually for impairment as required by Statement of Financial Accounting Standard (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.” Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due 90 days or more, restructured loans and other loans selected by management.

The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific allocation is established for the amount of impairment. If a loan evaluated individually is not impaired, then the loan is assessed for impairment under SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), with a group of loans that have similar characteristics.

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

Financial Summary

General

For the three months ended June 30, 2006, the Company reported net income of $834,000 or $0.09 per diluted share, compared to net income of $446,000, or $0.05 per diluted share, for the same period in 2005. This represents the highest quarterly net income reported in the Company’s history. The increase in net income was attributable in large measure to improved operating efficiency. Although both net interest income and other income declined, the decline was more than offset by lower operating expenses, a $227,000 reduction in the provision for loan losses and a lower effective tax rate. The annualized return on average assets and return on equity for the three-month period ended June 30, 2006, were 0.75% and 7.03%, respectively, compared to 0.42% and 3.65%, respectively, for the same period in 2005.

For the six months ended June 30, 2006, the Company reported net income of $1.7 million or $0.18 per diluted share, compared to net income of $1.1 million, or $0.13 per diluted share, for the same period in 2005. The $530,000 increase in net income was attributable in large measure to the same factors referenced above including improved operating efficiency. Although both net interest income and other income declined, the decline was more than offset by lower operating expenses, a $324,000 reduction in the provision for loan losses and a lower effective tax rate. The annualized return on average assets and return on equity for the six-month period ended June 30, 2006, were 0.77% and 7.00%, respectively, compared to 0.56% and 4.66%, respectively, for the same period in 2005.

Total assets increased to $485.6 million at June 30, 2006, compared to $421.5 million at December 31, 2005. Loans receivable, net of allowance for loan losses, securities available for sale and bank owned life insurance increased $24.2 million, $29.5 million and $4.2 million, respectively, over the same period. Funding for the asset growth came from a combination of deposit growth and additional wholesale borrowing. Additional discussion about changes in balance sheet composition since year-end 2005 follows later in the management discussion and analysis.

Shareholders’ equity was $47.2 million at June 30, 2006, a decrease of $445,000 from December 31, 2005. Shareholders’ equity increased by earnings in the first six months of 2006 and by the exercise of options to acquire additional shares of common stock, but was reduced by dividends paid and an increase in other comprehensive loss. Other comprehensive loss includes the change in the unrealized gain (loss) value of the investment portfolio due to changes in interest rates, net of taxes. The net unrealized loss in the investment portfolio, net of tax, increased $2.1 million from December 31, 2005 to June 30, 2006 as market rates continued to increase in 2006. Book value per share was $5.30 at June 30, 2006 and $5.33 at December 31, 2005.

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

As reflected in Table 1, net interest income on a fully taxable-equivalent basis was $3.1 million for the three months ended June 30, 2006 compared to $3.2 million for the same period in 2005. Interest income for the three months ended June 30, 2006 was $7.1 million, up from $6.0 million for the same period last year. The interest income increase was attributable to a 6.0% increase in average earning assets coupled with a 73 basis point increase in gross yield. The $1.1 million increase in interest income was 75% attributable to rate changes. Growth in interest income would have been more pronounced except that the composition of average earning assets shifted to a higher percentage of investment securities as most of the loan volume in 2006 occurred in the later half of the quarter. Additional funds were deployed in the investment portfolio to reduce interest rate risk exposure in a declining rate scenario. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk” for further discussion. Average investment securities as a percentage of total average earning assets was 35.2% for the three months ended June 30, 2006 compared to 30.5% for the same period last year. Gross yield on investment securities for the three months ended June 30, 2006 was 95 basis points higher than the same period last year. The decline in average loans from $276.4 for the three months ended June 30, 2005 to $272.4 for the same period in 2006 was primarily due to lower volume in loans held for sale, a trend which began to subside in the later half of the quarter. Loan yield increased 79 basis points as existing variable rate loans tied to prime repriced upward concurrent with the continuing tightening of short-term rates by the Federal Open Market Committee and as new volume was originated in a rising rate environment. Interest expense increased $1.2 million as both the average balance of interest-bearing liabilities and the rates paid thereon increased. Most of the increased funding was concentrated in higher-rate certificates of deposit. The rate paid on interest-bearing liabilities increased in greater magnitude than the earning asset yield due to intense competition for deposits which caused us to adopt a more aggressive deposit pricing strategy coupled with the adverse effects of the inverted yield curve on funding costs. Due to the implementation of strategic initiatives designed to improve our demand deposit base, average demand deposits for the three months ended June 30, 2006 increased $8.0 million compared to the same period last year and funding of earning assets from interest free sources increased from 12.2% for the three-month period ended June 30, 2005 to 13.6% for the same period this year. With market rates continuing to rise, the Company will attempt to grow its core deposit base, particularly in interest-free checking. The net interest margin decreased by 27 basis points to 2.93% for the three-month period ended June 30, 2006 as compared to 3.20% for the same period in 2005. Further margin compression is anticipated; however, the magnitude of the decline should slow.

TABLE 1	Three Months Ended
	June 30, 2006			June 30, 2005
(Dollars in thousands)	Average Balances	Income/ Expense	Yield/ Rate	Average Balances	Income/ Expense	Yield/ Rate
Assets:
Interest Earning Assets:
Loans, net of unearned discounts	$272,396	$5,196	7.65%	$276,356	$4,728	6.86%
Securities	148,873	1,899	5.12%	121,662	1,264	4.17%
Federal funds sold	1,995	25	5.03%	1,288	6	1.87%

Total interest earning assets	423,264	$7,120	6.75%	399,306	$5,998	6.02%
Other assets	25,160			26,239

Total assets	$448,424			$425,545

Interest-Bearing Liabilities:
Interest-bearing deposits	$293,253	$3,057	4.18%	$281,855	$2,181	3.10%
Borrowed funds	72,597	971	5.37%	68,760	631	3.68%

Total interest-bearing liabilities	365,850	$4,028	4.42%	350,615	$2,812	3.22%
Other liabilities:
Demand deposits	31,737			23,691
Other liabilities	3,260			2,193

Total liabilities	400,847			376,499
Shareholders’ equity	47,578			49,046

Total liabilities and shareholders’ equity	$448,425			$425,545

Net interest income		$3,092			$3,186

Interest spread (1)			2.33%			2.80%
Net interest yield on earning assets (net interest margin) (2)			2.93%			3.20%

(1)	Interest spread is the average yield earned on earning assets less the average rate incurred on interest bearing liabilities.
(2)	Net interest margin is net interest income expressed as a percentage of average earning assets.

As reflected in Table 2, fully taxable-equivalent net interest income was $6.3 million for the six months periods ended June 30, 2006 and June 30, 2005. Interest income for the six months ended June 30, 2006 was $13.7 million, up from $11.5 million for the same period last year. The interest income increase was attributable to a 5.4% increase in average earning assets coupled with a 78 basis point increase in gross yield. The $2.2 million increase in interest income was 81% attributable to rate changes. Loan yield increased 94 basis points as existing variable rate loans tied to prime repriced upward concurrent with the continuing tightening of short-term rates by the Federal Open Market Committee and as new volume was originated in a rising rate environment. Average loans decreased 3.3% while average investment securities increased 28.0%. Interest expense increased $2.2 million on increasing rates paid as well as an increase in average balance of borrowed funds. Since much of the increased funding was concentrated in higher-rate products, the rate paid on interest-bearing liabilities increased in greater magnitude than the earning asset yield. Competition for deposits in the Northern Virginia market has been particularly fierce. Since deposit growth did not keep pace with earning asset growth there was a heavier reliance on wholesale funding. Net interest margin decreased by 15 basis points to 3.10% for the six-month period ended June 30, 2006 as compared to 3.26% in the same period in 2005.

Our net interest margin is also sensitive to the volume of residential mortgage loan originations, which are sold, servicing released, in the secondary mortgage market. When the volume of mortgage loan originations increases, funds advanced in settlement of mortgage loans increase, pending delivery of the loans to the loan purchaser. Until a mortgage loan is transferred to the purchaser, we receive interest on the loan at the note rate. While such funds advanced contribute to net interest income, the interest rate spread on mortgage loans held for sale is not as great as the spread on our loan portfolio, which normally carries a higher interest yield. Thus, as funds advanced in settlement of mortgage loans increase, the interest spread and the net interest margin decrease.

TABLE 2	Six Months Ended
	June 30, 2006			June 30, 2005
(Dollars in thousands)	Average Balances	Income/ Expense	Yield/ Rate	Average Balances	Income/ Expense	Yield/ Rate
Assets:
Interest Earning Assets:
Loans, net of unearned discounts	$267,446	$10,147	7.65%	$276,432	$9,202	6.71%
Securities	142,223	3,542	5.02%	111,094	2,281	4.14%
Federal funds sold	1,251	32	5.16%	2,197	22	2.02%

Total interest earning assets	410,920	$13,721	6.73%	389,723	$11,505	5.95%
Other assets	23,214			17,767

Total assets	$434,134			$407,490

Interest-Bearing Liabilities:
Interest-bearing deposits	$278,873	$5,467	3.95%	$277,193	$4,165	3.03%
Borrowed funds	76,181	1,935	5.12%	56,288	1,037	3.72%

Total interest-bearing liabilities	355,054	$7,402	4.20%	333,481	$5,202	3.15%
Other liabilities:
Demand deposits	28,678			23,089
Other liabilities	2,576			2,021

Total liabilities	386,308			358,591
Shareholders’ equity	47,826			48,899

Total liabilities and shareholders’ equity	$434,134			$407,490

Net interest income		$6,319			$6,303

Interest spread (1)			2.53%			2.80%
Net interest yield on earning assets (net interest margin) (2)			3.10%			3.26%

(1)	Interest spread is the average yield earned on earning assets less the average rate incurred on interest bearing liabilities.
(2)	Net interest margin is net interest income expressed as a percentage of average earning assets.

Noninterest Income

The Company’s noninterest income consists primarily of loan fees, net gains/fees on sale of loans and service charges on deposit accounts. Noninterest income for the second quarter 2006 decreased by $911,000 compared to the same period last year primarily due to a decline in mortgage fee income and fee income from SBA sales. In September 2005, the Company restructured its mortgage operations. Prior to September 2005, the Company recorded gains on mortgage sales, which were offset by operating expenses for the mortgage department. Under the new structure, the Company established contractual relationships with three mortgage banking limited liability companies which provide for a “per loan” fee to be paid to the Bank (the 51% owner of the LLC) for each mortgage loan sold and requires the 49% owners (individuals affiliated with the particular LLC’s mortgage business or their affiliates) to pay for all costs of operation while retaining all other fee income.

Noninterest income for the six months ended June 30, 2006 decreased by $1.3 million compared to the same period last year primarily due to a decline in mortgage fee income related to the mortgage operations restructuring and a volume-related decline in fee income from SBA sales.

Noninterest Expense

Total noninterest expense includes employee-related costs, occupancy and equipment expense and other overhead. Noninterest expense, in the second quarter of 2006, compared to the same quarter of 2005, decreased by $1.4 million. Salaries and benefits expense for the three months ended June 30, 2006 decreased by $401,000 compared to the same period in 2005. The decline is attributable primarily to decreased accruals for performance-based incentives and the impact from temporary vacancies in employee positions. Net occupancy expense and other operating expense for the three months ended June 30, 2006 declined $393,000 and $617,000, respectively, primarily due to the favorable impact of the aforementioned mortgage operations restructure. The efficiency ratio, a key measure of expense management, improved to 65.71% for the three months ended June 30, 2006 from 81.20% for the three months ended June 30, 2005. The efficiency ratio is computed by dividing noninterest expenses by the sum of fully taxable-equivalent net interest income and noninterest income.

Noninterest expense for the six months ended June 30, 2006, compared to the same period in 2005, decreased by $1.8 million. Salaries and benefits expense for the six months ended June 30, 2006 decreased by $142,000 compared to the same period in 2005. The decline is attributable to decreased accruals for performance-based incentives. Net occupancy expense and other operating expense for the six months ended June 30, 2006 declined $584,000 and $1.1 million, respectively, primarily due to the favorable impact of the aforementioned mortgage operations restructure. The efficiency ratio, a key measure of expense management, improved to 66.66% for the six months ended June 30, 2006 from 77.13% for the six months ended June 30, 2005.

Income Taxes

Income tax expense varies from one period to the next with changes in the level of income before taxes, changes in the amount of tax-exempt income, and the relationship of these changes to each other. Due to increased investments in municipal securities and bank-owned life insurance, the income from which is not taxable, the effective tax rate for the three and six month periods ended June 30, 2006 was 20.8% and 22.1%, respectively, compared to 27.8% and 31.8%, respectively, for the same periods last year.

Allowance for Losses on Loans

The allowance for loan losses at June 30, 2006 was $3.3 million, compared to $3.2 million at December 31, 2005. Due primarily to favorable charge-off experience, only $55,000 in provision for loan losses was required in the quarter ended June 30, 2006 compared to $282,000 for the same period last year. The provision for loan losses for the six-month period ended June 30, 2006, which was similarly positively impacted by favorable charge-off experience, was $55,000 compared to $379,000 for the same period last year. The allowance for loan losses was 1.10% of total loans outstanding and loans held for sale at June 30, 2006 compared with 1.09% at June 30, 2005 and 1.17% at December 31, 2005. Net recoveries as a percentage of average loans were 0.01% for the quarter ended June 30, 2006 as compared to net charge-offs of 0.14% for the same period of 2005. Management believes the allowance for loan losses was adequate to cover probable incurred credit losses in the loan portfolio at June 30, 2006.

Liquidity and Capital Resources

General

Liquidity is the ability to meet present and future financial obligations either through the sale of existing assets or the acquisition of additional funds through asset and liability management. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As a result of the Company’s management of liquid assets and the ability to generate liquidity through increasing deposits, management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

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

In February 2006, the Company downstreamed $15.0 million of capital to the Bank to support the Bank’s growth. The Company and the Bank are subject to capital requirements of regulatory agencies. At June 30, 2006, both the Company and the Bank exceeded all such regulatory capital requirements as shown in the following table.

	June 30, 2006
(Dollars in thousands)	Millennium Bankshares Corporation	Millennium Bank
Tier 1 Capital:
Common stock	$44,541	$14,800
Capital surplus	4,167	29,800
Subordinated debentures (1)	8,000	—
Retained earnings	2,773	4,046

Disallowed intangible assets	—	—

Total Tier 1 Capital	$59,481	$48,646

Tier 2 Capital:
Allowance for loan losses (2)	3,284	3,221
Subordinated debentures	—	—

Total Tier 2 Capital	3,284	3,221

Total Risk Based Capital	$62,765	$51,867
Risk Weighted Assets	$333,574	$328,656

Capital Ratios:
Tier 1 Risk-Based	17.83%	14.80%
Total Risk-Based	18.82%	15.78%
Tier 1 Capital to average adjusted total assets	13.53%	11.07%

(1)	Limited to 25% of total Tier 1 core capital elements. Remainder, if any, is Tier 2 capital.
(2)	Limited to 1.25% of risk weighted assets.

Deposits

Deposits have been the principal source of funds for use to originate loans and fund investment securities. The Company has employed alternative methods of increasing deposits to fund our mortgage loan operations, including brokered deposits. Brokered deposits are deposits that we obtain through brokers for a fee. Brokered deposits are available in bulk, and they do not require any investments in branch offices, branch personnel or additional spending for marketing or education of employees. The brokered deposits that we obtain consist primarily of 180-day through 24-month certificates of deposits, which may increase our overall cost of funds and decrease our net interest margin. The brokered deposits outstanding were $70.0 million at June 30, 2006 and $69.2 million at December 31, 2005.

The Company attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. We offer statement savings accounts, various checking accounts, various money market accounts, fixed-rate certificates with varying maturities and individual retirement accounts. We are expanding our deposit products and services for businesses.

At June 30, 2006, deposits were $346.2 million, an increase of 15.8% from $299.0 million at December 31, 2005. Of the $47.2 million increase in deposits, $8.8 million was reflected in demand deposits. In order to reduce the overall cost of funds and reduce our reliance on borrowings as a funding source, we continue to direct extensive marketing efforts towards attracting lower cost transaction accounts and have concurrently adopted, beginning in the first quarter 2006, a more aggressive deposit pricing methodology. Strategies associated with the demand deposit growth initiative include electronic check deposit, automated wire notification, a corporate wide incentive program and the establishment of an asset-based lending division. We expect an upward trend in demand deposits in 2006 as a result of these strategies; however, there is no assurance that these efforts will be successful or, if successful, will reduce our reliance on time deposits and borrowings The remainder of the increase in deposits was reflected principally in time deposits, the result of effective time deposit promotions. These deposits, although higher in cost, provide cross sell opportunities.

The following table indicates the amount of the Company’s time deposits by time remaining until maturity at June 30, 2006:

	Maturity
(Dollars in thousands)	3 Months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
Certificates of deposit less than $100,000	$14,418	$35,315	$14,756	$25,984	$90,473
Certificates of deposit of $100,000 or more	37,161	26,139	24,572	22,428	110,300

Total certificates of deposits	$51,579	$61,454	$39,328	$48,412	$200,773

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

The Bank’s borrowings also include securities sold under agreements to repurchase and federal funds purchased. Securities sold under agreements to repurchase are collateralized with government agency securities and are essentially deposit equivalents used by our commercial customers. The Bank uses the proceeds for general corporate purposes. At June 30, 2006, the Bank had no balance in securities sold under agreements to repurchase and federal funds purchased.

The Bank uses borrowings to supplement deposits when deposit growth does not keep pace with loan growth or when borrowings are available at a lower overall cost to the Bank or they can be invested at a positive rate of return.

At June 30, 2006, the Bank had a borrowing limit of $121.4 million with the Federal Home Loan Bank. The Bank’s outstanding borrowings from the Federal Home Loan Bank totaled $82.6 million at June 30, 2006, which leaves an additional borrowing capacity of $38.8 million. The Bank’s borrowing limit is based on 25% of Bank assets as reported in the Call Report each quarter end date. We also have lines of credit with the Community Bankers Bank in Virginia in available amounts of $20.7 million secured and $8.7 million unsecured, and federal funds lines with two other correspondent banks totaling $12.5 million.

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

Investments

At June 30, 2006, the Company had $157.9 million in total available for sale securities, an increase of 23.0% from $128.4 million at December 31, 2005. The increase reflects the purchase of $34.8 million in securities offset by a change in market values and paydowns on securities of $2.4 million. The increase in available for sale securities since year-end 2005 was concentrated primarily in obligations of states and political subdivisions which improved diversification and the overall risk profile of the investment portfolio and the balance sheet as a whole. During the second quarter 2006, we also purchased a $7.6 million CRA-eligible bond, which supported affordable housing for low- and moderate-income families in the communities that we serve.

Loans

Net loans consist of total loans, offset by deferred loan fees and the allowance for loan losses. Net loans were $272.4 million at June 30, 2006 compared to $248.2 at December 31, 2005. Real estate secured loans increased $15.7 million, consumer loans increased $5.2 million and commercial loans increased $3.3 million. Loan growth is expected to continue in the third quarter but there can be no assurance that unanticipated runoff may occur. There has been no significant change in the overall composition of loans since year-end; however, the growth in consumer and commercial loans helped to reduce the ratio of real estate secured loans to total loans at June 30, 2006 to 92.3% from 94.9% at December 31, 2005.

Mortgage Banking Activities

Our mortgage banking activities include rate lock commitments with the customer. In a rate lock commitment, a client, while in the process of obtaining approval for a fixed rate secondary market loan, can, at their own determination, fix or “lock in” the rate on the loan. The commitments are generally for periods of 60 to 90 days and are at market rates. To mitigate risk from interest rate fluctuations and to provide for a mechanism to deliver these loans into the secondary market, we generally enter into forward sales contracts on rate lock commitments on a “best efforts” basis. The Company had commitments to originate $27.1 million in mortgage loans with rate locks as of June 30, 2006.

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

Non-Performing Assets

We had $2.2 million in non-accrual loans at June 30, 2006, compared to $598,000 at December 31, 2005. Included in the non-accrual loan balance at June 30, 2006 is a $1.1 million loan secured by a 1-4 family residence for which no loss is expected. On the basis of management’s review of its assets, at June 30, 2006 the Bank had classified $4.2 million of its assets as substandard. A specific reserve of $256,000 has been established for the assets classified as substandard.

The following table details information concerning non-accrual, past due and restructured loans at the dates indicated:

(Dollars in thousands)	June 30, 2006	December 31, 2005
Non-accrual loans	$2,232	$598
Foreclosed properties	75	—
Restructured loans	—	—

Total non-performing assets	$2,307	$598

Loans past due 90 days or more and still accruing interest	$268	$166

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

Static gap is the difference between interest-sensitive assets and interest-sensitive liabilities maturing or repricing within a specific time interval measured at a balance sheet date. The gap can be managed by repricing assets or liabilities, by selling investments, by replacing an asset or liability prior to maturity, or by adjusting the interest rate during the life of an asset or liability. Matching the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net income due to changes in market interest rates. As reflected in the table below, the Company, at June 30, 2006, had $209.7 million more in liabilities than assets that reprice within one year or less and therefore we were in a liability sensitive position. Generally, a liability sensitive position is favorable to the Bank in a decreasing rate environment and unfavorable to the Bank in an increasing rate environment. It is important to recognize however, that deposits with no stated maturity have been presented in this gap table in the 3 months or less column because they can reprice in that time frame. These deposits may not indeed reprice that quickly, however.

The following table presents the amounts of the Company’s interest sensitive assets and liabilities that mature or reprice in the periods indicated exclusive of non-accrual loans.

	June 30, 2006 Maturing or Repricing in:
(Dollars in thousands)	3 Months or less	4-12 Months	1-5 Years	Over 5 Years
Interest-sensitive assets:
Loans (1)	$131,918	$14,966	$103,293	$48,035
Investments (2)(3)(4)	8,826	1,000	45,416	103,163
Federal funds sold	3,205	—	—	—

Total interest-sensitive assets	143,949	15,966	148,709	151,198

Cumulative interest-sensitive assets	143,949	159,915	308,624	459,822

Interest-sensitive liabilities:
NOW accounts	79,023	—	—	—
Savings/Money Market deposit accounts	68,077	—	—	—

Time deposits	51,579	100,782	48,412	—
Borrowed funds	65,200	5,000	20,400	—

Total interest-sensitive liabilities	263,879	105,782	68,812	—

Cumulative interest-sensitive liabilities	263,878	369,661	438,473	438,473

Period gap	$(119,930)	$(89,816)	$79,897	$151,198
Cumulative gap	$(119,930)	$(209,746)	$(129,849)	$21,349
Ratio of cumulative interest-sensitive assets to cumulative interest-sensitive liabilities	54.55%	43.26%	70.39%	104.87%
Ratio of cumulative gap to total assets	(24.70)%	(43.19)%	(26.74)%	4.40%

Total assets	$485,611	$485,611	$485,611	$485,611

(1)	Loans maturing or repricing in three months or less include $22.5 million of mortgage loans held for sale.
(2)	Based on amortized cost
(3)	Excludes Federal Reserve Stock and Community Bankers Bank stock.
(4)	Anticipates prepayments on mortgage-backed securities.

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

The following reflects the results of the Company’s net interest income sensitivity analysis at June 30, 2006.

Rate Change	At June 30, 2006 Estimated Net Interest Income Sensitivity
+200 bp	+8.1%
-200 bp	-14.7%

At June 30, 2006, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points, net interest income could increase by 8.1%. At the same date the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income would decrease 14.7%. The Company’s net interest income at risk is now within policy limits and the magnitude of the sensitivity has declined since December 31, 2005 due to actions taken by management to improve the balance sheet profile, including the addition of additional municipal securities and other fixed-rate instruments. At December 31, 2005, the down 200 basis point sensitivity was outside the –15% policy guideline. Management does not view the likelihood of rate declines in the near term as very probable but is nonetheless currently contemplating actions which can be taken to minimize the identified risk in the declining rate environment.

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

The following table presents the economic value of equity shock analysis at June 30, 2006, the most recently completed analysis:

Change in Yield Curve	(in thousands) Change in Economic Value of Equity
+200 basis points	$42,166
Flat	$54,446
-200 basis points	$57,147

ALCO guidelines limit the change in economic value of equity in a 200 basis point parallel rate shock to 25% of the economic value of equity. At June 30, 2006 all measurements were within ALCO guidelines.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On July 14, 2006, a lawsuit was filed in the Circuit Court for the City of Alexandria, Virginia by a former management employee of Millennium Capital, Inc., an indirect subsidiary of the Company, alleging, among other things, that Millennium Capital, Millennium Bank, N.A., a direct wholly owned subsidiary of the Company, and Anita L. Shull, Executive Vice President and Chief Operating Officer of the Company and President and Chief Operating Officer of Millennium Bank, breached certain obligations to the former management employee related to the terms of his business and compensation arrangements within the Company’s mortgage operations. The former employee further alleges that, during the course of a personal relationship between he and Ms. Shull, she made certain promises to him regarding his prospective management role with Millennium Capital and that these promises also were not honored. In the lawsuit, the former employee is seeking, among other things, damages in the amount of $3.38 million, including rescission of an $880,000 personal loan from Millennium Bank to the former employee, and an accounting with respect to amounts allegedly owned him by Millennium Bank and Millennium Capital. The allegations of the former employee, and the existence of an on-going investigation into these matters by the Board of Directors of the Company, were previously reported by the Company in a Current Report on Form 8-K dated June 7, 2006.

The Company disputes the allegations made by the former employee against its subsidiaries and intends to vigorously defend itself in the litigation. No amount of loss, if any, can be reasonably estimated at this stage of the proceedings; therefore no liability has been recorded in the consolidated financial statements.

Item 1A. Risk Factors

There were no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 in response to Item 1A to Part I of Form 10-K.

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

MILLENNIUM BANKSHARES CORPORATION
(Registrant)

Date: August 11, 2006	/s/ Carroll C. Markley
Carroll C. Markley
Chairman of the Board and
Chief Executive Officer
(as principal executive officer)

Date: August 11, 2006	/s/ Dale G. Phelps
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