Form 10-Q
period 2006-09-30
MILLENNIUM BANKSHARES CORP
filed 2006-11-14
CIK 1158678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’ classes of common stock, as of the latest practicable date: 8,926,291 shares of common stock, par value $5.00 per share, outstanding as of October 31, 2006

MILLENNIUM BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MILLENNIUM BANKSHARES CORPORATION

Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	(Unaudited) September 30, 2006	December 31, 2005
Assets:
Cash and due from banks	$7,651	$5,505
Federal funds sold	6,402	915
Securities available for sale	157,967	128,365
Loans held for sale	62,508	22,044
Loans receivable (net of allowance for loan losses of $3,393 at September 30, 2006 and $3,215 at December 31, 2005)	302,257	248,203
Premises and equipment, net	2,191	2,625
Accrued interest receivable	3,105	2,070
Bank owned life insurance	12,528	8,195
Other assets	3,788	3,593

Total assets	$558,397	$421,515

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearng	$34,100	$25,765
Interest-bearing	398,263	273,231

Total deposits	432,363	298,996

Federal funds purchased /repurchase agreements	657	215
Advances from Federal Home Loan Bank	64,900	65,000
Subordinated debentures	8,000	8,000
Accrued interest payable	891	784
Other liabilities	1,369	827

Total liabilities	508,180	373,822

Shareholders’ Equity:
Common stock, par value $5.00 per share, authorized 10,000,000 shares; Issued and outstanding at September 30, 2006 – 8,912,529 Issued and outstanding at December 31, 2005– 8,848,239	44,563	44,241
Capital surplus	4,302	4,075
Retained earnings	3,595	1,467
Accumulated other comprehensive income (loss)	(2,243)	(2,090)

Total shareholders’ equity	50,217	47,693

Total liabilities and shareholders’ equity	$558,397	$421,515

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Income

(In Thousands, Except Per Share Data and Share Amounts)

	Unaudited For the Three Months Ended September 30,		Unaudited For the Nine Months Ended September 30,
	2006	2005	2006	2005
Interest Income
Interest and fees on loans	$6,688	$5,114	$16,835	$14,316
Interest on securities available for sale
Taxable	1,352	1,141	3,742	3,300
Tax Exempt	412	43	1,076	87
Dividends	73	53	218	131
Interest on federal funds sold	31	5	63	27

Total interest income	8,556	6,356	21,934	17,861
Interest Expense
Interest on deposits	4,234	2,219	9,701	6,384
Interest on other borrowings	1,020	817	2,955	1,854

Total interest expense	5,254	3,036	12,656	8,238

Net interest income	3,302	3,320	9,278	9,623

Provision for Loan Losses	99	220	154	599

Net interest income after provision for loan losses	3,203	3,100	9,124	9,024
Other Income
Service charges on deposit accounts	83	65	241	205
Gains/fees on loans held for sale	525	917	1,341	2,801
Gain on sale of securities	—	—	—	1
Other operating income	150	192	443	771

Total other income	758	1,174	2,025	3,778
Other Expense
Salaries and employee benefits	1,428	1,444	4,035	4,193
Net occupancy expense of premises	499	659	1,525	2,269
Advertising	25	136	159	253
Other operating expenses	715	1,217	2,005	3,611

Total other expense	2,667	3,456	7,724	10,326

Income before income taxes	1,294	818	3,425	2,476
Income tax expense	293	300	763	827

Net income	$1,001	$518	$2,662	$1,649

Earnings Per Weighted Average Share:
Net income per share, basic	$0.11	$0.06	$0.30	$0.19
Net income per share, diluted	$0.11	$0.06	$0.29	$0.18
Dividends per share	$0.02	$0.00	$0.06	$0.00
Weighted average shares outstanding:
Basic	8,909,135	8,798,481	8,895,347	8,790,970
Diluted	9,104,595	8,956,423	9,112,942	8,920,153

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months ended September 30, 2006 and 2005

(In Thousands Except Per Share Data)

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings/ Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2004	$43,902	$4,056	$(167)	$(680)	$47,111

Options exercised	91	19			110
Net income			1,649		1,649
Changes in net unrealized (loss) on securities available for sale, net of tax effect				(645)	(645)

Total comprehensive income					1,004

Balances – September 30, 2005	$43,993	$4,075	$1,482	$(1,325)	$48,225

	Common Stock	Capital Surplus	Retained Earnings/ Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2005	$44,241	$4,075	$1,467	$(2,090)	$47,693

Options exercised	322	92			414
Dividends			(534)		(534)
Options expense		135			135
Net income			2,662		2,662
Changes in net unrealized (loss) on securities available for sale, net of tax effect				(153)	(153)

Total comprehensive income					2,509

Balances – September 30, 2006	$44,563	$4,302	$3,595	$(2,243)	$50,217

See Accompanying Notes to Consolidated Financial Statements

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

	Unaudited
	For the Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,662	$1,649
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	154	599
Depreciation and amortization	539	724
Discount accretion and premium amortization on securities, net	140	94
Realized gain on sales/call of securities available for sale	—	(1)
Stock compensation expense	135	—
Increase in loans held for sale, net	(40,464)	(1,722)
Loss on disposal of assets	—	15
Increase in cash surrender value of bank owned life insurance	(334)	(112)
Increase in accrued interest receivable	(1,035)	(503)
(Increase) decrease in other assets	(116)	579
Increase in accrued interest payable	107	237
Increase in other liabilities	542	588

Net cash provided by (used in) operating activities	(37,670)	2,147

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in federal funds sold	(5,487)	(515)
Increase in loans receivable, net	(54,208)	(12,894)
Purchase of securities available for sale	(35,133)	(38,625)
Paydown of securities available for sale	5,160	9,678
Purchase of bank owned life insurance	(4,000)	(8,000)
Purchase of bank premises and equipment	(105)	(704)

Net cash used in investing activities	(93,773)	(51,060)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	414	110
Dividends paid	(534)	—
Net increase in deposits	133,367	18,228
Net (decrease) increase in FHLB borrowings	(100)	35,000
Net increase in funds purchased and securities sold under agreements to repurchase	442	691

Net cash provided by financing activities	133,589	54,029

Increase in cash and cash equivalents	2,146	5,116
CASH AND CASH EQUIVALENTS
Beginning	5,505	2,974

Ending	$7,651	$8,090

SUPPLEMENTAL DISCLOSURES:

CASH PAID FOR TAXES	$535	$1,636

CASH PAID FOR INTEREST	$12,514	$8,001

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Notes to Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2006 and 2005 (Unaudited)

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

The accompanying consolidated financial statements have been prepared in accordance with the requirements of the rules and regulations of the Securities and Exchange Commission. As a result, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, however, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2006 and the results of operations for the three-month and nine-month periods ended September 30, 2006 and 2005.

Certain items in the prior year’s consolidated financial statements have been reclassified to conform with the current year’s presentation, including the net presentation of certain loan revenue and related direct origination costs recorded prior to the restructuring of the mortgage loan operations in September 2005.

These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

The following table summarizes stock option activity:

	Nine Months Ended September 30, 2006
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	708,406	$6.01
Granted	84,250	8.94
Exercised	64,200	6.44
Forfeited or expired	—	—

Outstanding, period end	728,456	$6.32
Options exercisable at period end	549,638	$5.75

The following table details stock options outstanding:

(dollars in thousands)	September 30, 2006	December 31, 2005
Stock options vested and currently exercisable:
Number	549,638	540,044
Weighted average exercise price	$5.75	$5.85
Aggregate intrinsic value	1,647	1,510
Weighted average remaining life (in years)	5.0	5.9

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $110,000 and $135,000 in stock compensation expense during the three-month and the nine-month periods ended September 30, 2006, respectively, to salaries and employee benefits. The stock compensation expense was higher in the three-month period ended September 30, 2006 due to the expense associated with nonqualified stock options granted to directors of the Company during this period which vested immediately. There were 84,250 options granted in the nine months ended September 30, 2006. In order to calculate the fair value of these option grants, the following weighted-average assumptions were used as of the grant date: risk-free interest rate 4.64%, expected option life 10.0 years, expected stock price volatility 20.2%, and dividend yield 0.69%. The resulting weighted average fair value of the options granted in the first nine months of 2006 was $3.57 for each option granted.

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

SFAS 123R requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. The Company did not reduce its compensation expense for estimated forfeitures prior to vesting primarily based on the limited number of holders of unvested stock options in the first nine months of 2006. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for the remainder of 2006 and beyond is estimated as follows:

Year	(in thousands)
October 2006 - December 2006	$19
2007	54
2008	80
2009	48
2010	42
2011	22

The following table illustrates the effect on net income and earnings per share for the periods indicated if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended
(Dollars in thousands, except per share data)	September 30, 2006	September 30, 2005
Net income as reported	$1,001	$518
Deduct: Stock-based compensation expense, net, determined under fair value based method	—	17

Pro forma net income	$1,001	$501

Basic earnings per share as reported	$0.11	$0.06
Pro forma basic earnings per share	$0.11	$0.06
Diluted earnings per share as reported	$0.11	$0.06
Pro forma diluted earnings per share	$0.11	$0.06

	Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2006	September 30, 2005
Net income as reported	$2,662	$1,649
Deduct: Stock-based compensation expense, net, determined under fair value based method	—	57

Pro forma net income	$2,662	$1,592

Basic earnings per share as reported	$0.30	$0.19
Pro forma basic earnings per share	$0.30	$0.19

Diluted earnings per share as reported	$0.29	$0.18
Pro forma diluted earnings per share	$0.29	$0.18

Note 3. Securities

Securities available for sale at September 30, 2006 are summarized below:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S.
Government agencies	$60,298	$—	$(1,964)	$58,334
Mortgage backed securities	44,268	14	(971)	43,311
Obligations of states and political subdivisions	42,862	34	(395)	42,501
Other debt securities	8,813	6	(122)	8,697

Total debt securities	$156,241	$54	$(3,452)	$152,843
Equity securities	5,124	—	—	5,124

	$161,365	$54	$(3,452)	$157,967

Securities available for sale at December 31, 2005 are summarized below:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S.
Government agencies	$60,287	$—	$(1,972)	$58,315
Mortgage backed securities	33,702	—	(816)	32,886
Obligations of states and political subdivisions	25,409	—	(383)	25,026
Other debt securities	7,584	3	—	7,587

Total debt securities	$126,982	$3	$(3,171)	$123,814
Equity securities	4,551	—	—	4,551

	$131,533	$3	$(3,171)	$128,365

Note 4. Loans

Loans receivable included the following at the dates indicated:

	September 30, 2006	December 31, 2005
	(In Thousands)
Real estate loans
Residential	$88,723	$65,919
Commercial	133,505	126,325
Construction	54,131	43,368

Total real estate loans	$276,359	$235,612
Commercial	17,380	13,180
Consumer	12,222	2,897
Overdrafts	7	20

Subtotal	$305,968	$251,709
Allowance for loan losses	(3,393)	(3,215)
Deferred loan fees	(318)	(291)

Total	$302,257	$248,203

Note 5. Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	September 30, 2006	September 30, 2005
	(In Thousands)
Balance at January 1	$3,215	$2,925
Provision charged to operating expense	154	599
Recoveries added to the allowance	24	87
Loan losses charged to the allowance	—	(246)

Balance at the end of the period	$3,393	$3,365

Note 6. Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share (“EPS”) and the effect on the weighted average number of shares of potential dilutive common stock for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005
(In thousands, except per share data)	Weighted Average Shares	Per Share Amount	Weighted Average Shares	Per Share Amount
Basic EPS	8,909	$0.11	8,798	$0.06

Effect of dilutive securities:
Stock options	196		158

Diluted EPS	9,105	$0.11	8,956	$0.06

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
(In thousands, except per share data)	Weighted Average Shares	Per Share Amount	Weighted Average Shares	Per Share Amount
Basic EPS	8,895	$0.30	8,791	$0.19

Effect of dilutive securities:
Stock options	218		129

Diluted EPS	9,113	$0.29	8,920	$0.18

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

For the three months ended September 30, 2005	Banking	Mortgage Banking	Consolidated Total
Net interest income	$3,238	$82	$3,320
Other revenue	304	(47)	257
Provision for loan losses	151	69	220
Gain/fees on loans held for sale(1)	45	872	917
Income tax expense	277	23	300
Segment profit	$471	$47	$518

For the nine months ended September 30, 2005	Banking	Mortgage Banking	Consolidated Total
Net interest income	$9,485	$138	$9,623
Other revenue	977	—	977
Provision for loan losses	338	261	599
Gain/fees on loans held for sale(1)	511	2,290	2,801
Income tax expense	796	31	827
Segment profit	$1,589	$60	$1,649

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

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements and requires that the registrant’s materiality evaluation of an identified unadjusted error quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements be considered in quantifying misstatements in current year financial statements. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The Company does not expect application of SAB 108 to have a material effect on its financial statements.

In September 2006, the FASB issued Statement No. 157 (SFAS No. 157), “Fair Value Measurements.” SFAS defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its financial statements.

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

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Change in unrealized holding gains (losses) On available-for-sale securities	$3,015	$(562)	$(230)	$(977)
Reclassification adjustment for gains realized in income	—	—	—	(1)

Net unrealized gains (losses)	3,015	(562)	(230)	(978)
Tax effect	(1,025)	192	77	333

Other comprehensive income (loss)	$1,990	$(370)	$(153)	$(645)

Note 10. Contingencies

Legal

On July 14, 2006, a lawsuit was filed in the Circuit Court for the City of Alexandria, Virginia by a former management employee of Millennium Capital, Inc., an indirect subsidiary of the Company, alleging, among other things, that Millennium Capital, Millennium Bank, N.A., a direct wholly owned subsidiary of the Company, and Anita L. Shull, Executive Vice President and Chief Operating Officer of the Company and President and Chief Operating Officer of Millennium Bank, breached certain obligations to the former management employee related to the terms of his business and compensation arrangements within the Company’s mortgage operations. The former employee further alleges that, during the course of a personal relationship between he and Ms. Shull, she made certain promises to him regarding his prospective management role with Millennium Capital and that these promises also were not honored. In the lawsuit, the former employee is seeking, among other things, damages in the amount of $3.38 million, including rescission of an $880,000 personal loan from Millennium Bank to the former employee, and an accounting with respect to amounts allegedly owed him by Millennium Bank and Millennium Capital. The allegations of the former employee, and the existence of an on-going investigation into these matters by the Board of Directors of the Company, were previously reported by the Company in a Current Report on Form 8-K dated June 7, 2006.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company for the three and nine month periods ended September 30, 2006 should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in this report.

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

Financial Summary

General

For the three months ended September 30, 2006, the Company reported net income of $1.0 million or $0.11 per diluted share, compared to net income of $518,000, or $0.06 per diluted share, for the same period in 2005. This represents the third consecutive quarter that we have reported record quarterly net income. The increase in net income was attributable in large measure to improved operating efficiency. Although both net interest income and other income declined, the decline was more than offset by lower operating expenses, a $121,000 reduction in the provision for loan losses and a lower effective tax rate. The annualized return on average assets and return on equity for the three-month period ended September 30, 2006, were 0.77% and 8.17%, respectively, compared to 0.48% and 4.18%, respectively, for the same period in 2005.

For the nine months ended September 30, 2006, the Company reported net income of $2.7 million or $0.29 per diluted share, compared to net income of $1.6 million, or $0.18 per diluted share, for the same period in 2005. The $1.0 million increase in net income was attributable in large measure to the same factors referenced above including improved operating efficiency. Although both net interest income and other income declined, the decline was more than offset by lower operating expenses, a $445,000 reduction in the provision for loan losses and a lower effective tax rate. The annualized return on average assets and return on equity for the nine-month period ended September 30, 2006, were 0.77% and 7.40%, respectively, compared to 0.53% and 4.50%, respectively, for the same period in 2005.

Total assets increased to $558.4 million at September 30, 2006, compared to $421.5 million at December 31, 2005. Loans receivable, net of allowance for loan losses, loans held for sale, securities available for sale and bank owned life insurance increased $54.1 million, $40.5 million, $29.6 million and $4.3 million, respectively, over the same period. Funding for the asset growth came from deposit growth, primarily in certificates of deposit. Additional discussion about changes in balance sheet composition since year-end 2005 follows later in the management discussion and analysis.

Shareholders’ equity was $50.2 million at September 30, 2006, an increase of $2.5 million from December 31, 2005. Shareholders’ equity increased by earnings in the first nine months of 2006, the exercise of options to acquire additional shares of common stock and stock compensation expense but was reduced by dividends paid and an increase in other comprehensive loss. Other comprehensive loss includes the change in the unrealized gain (loss) value of the investment portfolio due to changes in interest rates, net of taxes. The net unrealized loss in the investment portfolio, net of tax, increased $153,000 from December 31, 2005 to September 30, 2006. Book value per share was $5.63 at September 30, 2006 and $5.33 at December 31, 2005.

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

As reflected in Table 1, net interest income on a fully taxable-equivalent basis was $3.5 million for the three months ended September 30, 2006 compared to $3.3 million for the same period in 2005. Interest income for the three months ended September 30, 2006 was $8.8 million, up from $6.4 million for the same period last year. The interest income increase was attributable to a 19.4% increase in average earning assets coupled with a 93 basis point increase in gross yield. Of the $2.4 million increase in interest income, $1.3 million was attributable to volume and $ 1.1 million was attributable to rate changes. Growth in interest income would have been more pronounced except that the composition of average earning assets shifted to a higher percentage of investment securities. Additional funds were deployed in the investment portfolio to reduce the overall interest rate risk exposure in a declining rate scenario. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk” for further discussion. Average investment securities as a percentage of total average earning assets was 32.0% for the three months ended September 30, 2006 compared to 28.7% for the same period last year. Gross yield on investment securities for the three months ended September 30, 2006 was 93 basis points higher than the same period last year. Average loans increased $39.2 million for the three months ended September 30, 2006 compared with the same period in 2006 with the increase primarily reflected in loans secured by real estate, both commercial and residential. Loan yield increased 106 basis points as existing variable rate loans tied to prime repriced upward concurrent with the continuing tightening of short-term rates by the Federal Open Market Committee during 2006 and as new volume was originated in a rising rate environment. Interest expense increased $2.2 million as both the average balance of interest-bearing liabilities and the rates paid thereon increased. Most of the increased funding was concentrated in higher-rate certificates of deposit. The rate paid on interest-bearing liabilities increased in greater magnitude than the earning asset yield due to intense competition for deposits which caused us to adopt a more aggressive deposit pricing strategy coupled with the adverse effects of the inverted yield curve on funding costs. Due to the implementation of strategic initiatives designed to improve our demand deposit base, average demand deposits for the three months ended September 30, 2006 increased $7.2 million compared to the same period last year. Funding of earning assets from interest free sources, however, declined from 13.7% for the three-month period ended September 30, 2005 to 11.3% for the same period this year as interest-bearing deposits grew at a faster pace than demand deposits. The Company will attempt to grow its core deposit base, particularly in interest-free checking, by intensifying its cross sale efforts. The net interest margin decreased by 38 basis points to 2.84% for the three-month period ended September 30, 2006 as compared to 3.22% for the same period in 2005. Further margin compression is anticipated due to the negative effects of the inverted yield curve.

TABLE 1

	Three Months Ended
	September 30, 2006			September 30, 2005
(Dollars in thousands)	Average Balances	Income/ Expense	Yield/ Rate	Average Balances	Income/ Expense	Yield/ Rate
Assets:
Interest Earning Assets:
Loans, net of unearned discounts	$331,544	$6,688	8.00%	$292,278	$5,114	6.94%
Securities	157,094	2,048	5.17%	117,876	1,259	4.24%
Federal funds sold	2,507	31	5.06%	1,013	5	1.96%

Total interest earning assets	491,145	$8,767	7.08%	411,167	$6,378	6.15%
Other assets	26,546			19,987

Total assets	$517,691			$431,154

Interest-Bearing Liabilities:
Interest-bearing deposits	$364,679	$4,234	4.61%	$279,227	$2,219	3.15%
Borrowed funds	71,057	1,020	5.70%	75,777	817	4.28%

Total interest-bearing liabilities	435,736	$5,254	4.78%	355,004	$3,036	3.39%
Other liabilities:
Demand deposits	31,084			23,916
Other liabilities	2,247			3,014

Total liabilities	469,067			381,934
Shareholders’ equity	48,624			49,220

Total liabilities and shareholders’ equity	$517,691			$431,154

Net interest income		$3,513			$3,342

Interest spread (1)			2.30%			2.76%
Net interest yield on earning assets (net interest margin) (2)			2.84%			3.22%

(1)	Interest spread is the average yield earned on earning assets less the average rate incurred on interest bearing liabilities.
(2)	Net interest margin is net interest income expressed as a percentage of average earning assets.

As reflected in Table 2, fully taxable-equivalent net interest income was $9.8 million for the nine month period ended September 30, 2006 compared to $9.7 million for the same period in 2005. Interest income for the nine months ended September 30, 2006 was $22.5 million, up from $17.9 million for the same period last year. The interest income increase was attributable to a 10.3% increase in average earning assets coupled with an 84 basis point increase in gross yield. Of the $4.6 million increase in interest income, $1.7 million was attributable to volume and $ 2.9 million was attributable to rate changes. Loan yield increased 100 basis points as existing variable rate loans tied to prime repriced upward concurrent with the continuing tightening of short-term rates by the Federal Open Market Committee during 2006 and as new volume was originated in a rising rate environment. Average loans increased 2.6% while average investment securities increased 29.9%. Interest expense increased $4.5 million on increasing rates paid as well as an increase in average balance of borrowed funds. Since much of the increased funding was concentrated in higher-rate products, the rate paid on interest-bearing liabilities increased in greater magnitude than the earning asset yield. Competition for deposits in the Northern Virginia market has been particularly fierce. Since deposit growth did not keep pace with earning asset growth there was also a heavier reliance on wholesale funding. Net interest margin decreased by 26 basis points to 3.00% for the nine-month period ended September 30, 2006 as compared to 3.26% in the same period in 2005.

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

TABLE 2

	Nine Months Ended
	September 30, 2006			September 30, 2005
(Dollars in thousands)	Average Balances	Income/ Expense	Yield/ Rate	Average Balances	Income/ Expense	Yield/ Rate
Assets:
Interest Earning Assets:
Loans, net of unearned discounts	$289,047	$16,835	7.79%	$281,772	$14,316	6.79%
Securities	147,234	5,590	5.08%	113,380	3,563	4.20%
Federal funds sold	1,674	63	5.03%	1,798	27	2.01%

Total interest earning assets	437,955	$22,488	6.87%	396,950	$17,906	6.03%
Other assets	24,337			18,515

Total assets	$462,292			$415,465

Interest-Bearing Liabilities:
Interest-bearing deposits	$307,789	$9,701	4.21%	$277,879	$6,384	3.07%
Borrowed funds	74,454	2,955	5.31%	62,856	1,854	3.94%

Total interest-bearing liabilities	382,243	$12,656	4.43%	340,735	$8,238	3.23%
Other liabilities:
Demand deposits	29,489			23,368
Other liabilities	2,465			2,355

Total liabilities	414,197			366,458
Shareholders’ equity	48,095			49,007

Total liabilities and shareholders’ equity	$462,292			$415,465

Net interest income		$9,832			$9,668

Interest spread (1)			2.44%			2.80%
Net interest yield on earning assets (net interest margin) (2)			3.00%			3.26%

(1)	Interest spread is the average yield earned on earning assets less the average rate incurred on interest bearing liabilities.
(2)	Net interest margin is net interest income expressed as a percentage of average earning assets.

Noninterest Income

The Company’s noninterest income consists primarily of loan fees, net gains/fees on sale of loans and service charges on deposit accounts. Noninterest income for the third quarter 2006 decreased by $416,000 compared to the same period last year primarily due to a decline in mortgage fee income. In September 2005, the Company restructured its mortgage operations. Prior to September 2005, the Company recorded gains on mortgage sales, which were offset by operating expenses for the mortgage department. Under the new structure, the Company established contractual relationships with three mortgage banking limited liability companies which provide for a “per loan” fee to be paid to the Bank (the 51% owner of the LLC) for each mortgage loan sold and require the 49% owners (individuals affiliated with the particular LLC’s mortgage business or their affiliates) to pay for all costs of operation while retaining all other fee income. Prior year amounts have been reclassified to conform to the current year presentation.

Noninterest income for the nine months ended September 30, 2006 decreased by $1.8 million compared to the same period last year primarily due to a decline in mortgage fee income related to the mortgage operations restructuring and a volume-related decline in fee income from SBA sales.

Noninterest Expense

Total noninterest expense includes employee-related costs, occupancy and equipment expense and other overhead. Noninterest expense, in the third quarter of 2006, compared to the same quarter of 2005, decreased by $789,000. Net occupancy expense and other operating expense for the three months ended September 30, 2006 declined $160,000 and $502,000, respectively, primarily due to the favorable impact of the aforementioned mortgage operations restructure. The efficiency ratio, a key measure of expense management, improved to 62.43% for the three months ended September 30, 2006 from 76.53% for the three months ended September 30, 2005. The efficiency ratio is computed by dividing noninterest expenses by the sum of fully taxable-equivalent net interest income and noninterest income. The efficiency ratio, which is computed by dividing noninterest expense by the sum of fully taxable equivalent net interest income and noninterest income, is a non-GAAP financial measure that we believe provides investors with important information regarding our operating efficiency. Comparison of our efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently.

Noninterest expense for the nine months ended September 30, 2006, compared to the same period in 2005, decreased by $2.6 million. Salaries and benefits expense for the nine months ended September 30, 2006 decreased by $158,000 compared to the same period in 2005. The decline is attributable to the impact from temporary vacancies in employee positions. Net occupancy expense and other operating expense for the nine months ended September 30, 2006 declined $744,000 and $1.6 million, respectively, primarily due to the favorable impact of the aforementioned mortgage operations restructure. The efficiency ratio, a key measure of expense management, improved to 65.14% for the nine months ended September 30, 2006 from 76.8% for the nine months ended September 30, 2005.

Income Taxes

Income tax expense varies from one period to the next with changes in the level of income before taxes, changes in the amount of tax-exempt income, and the relationship of these changes to each other. Due to increased investments in municipal securities and bank-owned life insurance, the income from which is not taxable, the effective tax rate for the three and nine month periods ended September 30, 2006 was 22.6% and 22.3%, respectively, compared to 36.7% and 33.4%, respectively, for the same periods last year.

Allowance for Losses on Loans

The allowance for loan losses at September 30, 2006 was $3.4 million, compared to $3.2 million at December 31, 2005. Due primarily to favorable charge-off experience, only $99,000 in provision for loan losses was required in the quarter ended September 30, 2006 compared to $220,000 for the same period last year. The provision for loan losses for the nine-month period ended September 30, 2006, which was similarly positively impacted by favorable charge-off experience, was $154,000 compared to $599,000 for the same period last year. The allowance for loan losses to gross loans was 1.11% at September 30, 2006 compared with 1.28% at September 30, 2005 and 1.28% at December 31, 2005. Annualized net recoveries as a percentage of average loans were 0.01% for the quarter ended September 30, 2006 as compared to annualized net charge-offs as a percentage of average loans of 0.06% for the same period of 2005. Management believes the allowance for loan losses was adequate to cover probable incurred credit losses in the loan portfolio at September 30, 2006.

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

In February 2006, the Company downstreamed $15.0 million of capital to the Bank to support the Bank’s growth. The Company and the Bank are subject to capital requirements of regulatory agencies. At September 30, 2006, both the Company and the Bank exceeded all such regulatory capital requirements as shown in the following table.

	September 30, 2006
(Dollars in thousands)	Millennium Bankshares Corporation	Millennium Bank
Tier 1 Capital:
Common stock	$44,563	$14,800
Capital surplus	4,302	29,800
Subordinated debentures (1)	8,000	—
Retained earnings	3,595	5,250

Disallowed intangible assets	—	—

Total Tier 1 Capital	$60,460	$49,850

Tier 2 Capital:
Allowance for loan losses (2)	3,393	3,330
Subordinated debentures	—	—

Total Tier 2 Capital	3,393	3,330

Total Risk Based Capital	$63,853	$53,180
Risk Weighted Assets	$462,292	$439,627

Capital Ratios:
Tier 1 Risk-Based	15.92%	13.30%
Total Risk-Based	16.81%	14.19%
Tier 1 Capital to average adjusted total assets	13.08%	11.04%

(1)	Limited to 25% of total Tier 1 core capital elements. Remainder, if any, is Tier 2 capital.
(2)	Limited to 1.25% of risk weighted assets.

Deposits

Deposits have been the principal source of funds for use to originate loans and fund investment securities. The Company has employed alternative methods of increasing deposits to fund our mortgage loan operations, including brokered deposits. Brokered deposits are deposits that we obtain through brokers for a fee. Brokered deposits are available in bulk, and they do not require any investments in branch offices, branch personnel or additional spending for marketing or education of employees. The brokered deposits that we obtain consist primarily of 180-day through 24-month certificates of deposits, which may increase our overall cost of funds and decrease our net interest margin. The brokered deposits outstanding were $71.5 million at September 30, 2006 and $69.2 million at December 31, 2005.

The Company attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. We offer statement savings accounts, various checking accounts, various money market accounts, fixed-rate certificates with varying maturities and individual retirement accounts. We are expanding our deposit products and services for businesses.

At September 30, 2006, deposits were $432.4 million, an increase of 44.6% from $299.0 million at December 31, 2005. The increase in deposits was most heavily concentrated in certificates of deposit, the result of a highly successful promotion. This influx of certificates of deposit, while a more expensive funding source than other retail products, provides cross sell opportunities. Raising low cost deposits continues to be a challenge in our marketplace, which has only been exacerbated by the inverted yield curve. Management therefore, continues to focus its marketing efforts towards attracting lower cost transaction accounts and concurrently adopted, beginning in the first quarter 2006, a more aggressive deposit pricing methodology associated with interest checking and money market accounts. Strategies associated with the demand deposit growth initiative include electronic check deposit, automated wire notification, a corporate wide incentive program and the establishment of an asset-based lending division. We expect a continued upward trend in demand deposits in 2006 as a result of these strategies; however, there is no assurance that these efforts will be successful or, if successful, will reduce our reliance on time deposits and borrowings

The following table indicates the amount of the Company’s time deposits by time remaining until maturity at September 30, 2006:

	Maturity
(Dollars in thousands)	3 Months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
Certificates of deposit less than $100,000	$34,812	55,899	17,277	35,362	$143,350
Certificates of deposit of $100,000 or more	25,858	39,453	31,098	44,062	140,471

Total certificates of deposits	$60,670	$95,352	$48,375	$79,424	$283,821

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

The Bank’s borrowings also include securities sold under agreements to repurchase and federal funds purchased. Securities sold under agreements to repurchase are collateralized with government agency securities and are essentially deposit equivalents used by our commercial customers. The Bank uses the proceeds for general corporate purposes. At September 30, 2006, the Bank had $657,000 in securities sold under agreements to repurchase and federal funds purchased.

The Bank uses borrowings to supplement deposits when deposit growth does not keep pace with loan growth or when borrowings are available at a lower overall cost to the Bank or they can be invested at a positive rate of return.

At September 30, 2006, the Bank had a borrowing limit of $137.2 million with the Federal Home Loan Bank. The Bank’s outstanding borrowings from the Federal Home Loan Bank totaled $64.9 million at September 30, 2006, which leaves an additional borrowing capacity of $72.3 million. The Bank’s borrowing limit is based on 25% of Bank assets as reported in the Call Report each quarter end date. We also have lines of credit with the Community Bankers Bank in Virginia in available amounts of $20.7 million secured and $8.7 million unsecured, and federal funds lines with two other correspondent banks totaling $12.5 million.

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

Investments

At September 30, 2006, the Company had $158.0 million in total available for sale securities, an increase of 23.0% from $128.4 million at December 31, 2005. The increase reflects the purchase of $35.1 million in securities offset by a change in market values and paydowns on securities of $5.2 million. The increase in available for sale securities since year-end 2005 was concentrated primarily in obligations of states and political subdivisions which improved diversification and the overall risk profile of the investment portfolio and the balance sheet as a whole. During the second quarter 2006, we also purchased a $7.6 million CRA-eligible bond, which supported affordable housing for low- and moderate-income families in the communities that we serve.

Loans

Net loans consist of total loans, offset by deferred loan fees and the allowance for loan losses. Net loans were $302.3 million at September 30, 2006 compared to $248.2 at December 31, 2005. Real estate secured loans increased $40.8 million, consumer loans increased $9.3 million and commercial loans increased $4.2 million. There has been no significant change in the overall composition of loans since year-end; however, the growth in consumer and commercial loans helped to reduce the ratio of real estate secured loans to total loans at September 30, 2006 to 91.4% from 94.9% at December 31, 2005.

Mortgage Banking Activities

Our mortgage banking activities include rate lock commitments with the customer. In a rate lock commitment, a client, while in the process of obtaining approval for a fixed rate secondary market loan, can, at their own determination, fix or “lock in” the rate on the loan. The commitments are generally for periods of 60 to 90 days and are at market rates. To mitigate risk from interest rate fluctuations and to provide for a mechanism to deliver these loans into the secondary market, we generally enter into forward sales contracts on rate lock commitments on a “best efforts” basis. The Company had commitments to originate $14.31 million in mortgage loans with rate locks as of September 30, 2006.

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

Non-Performing Assets

We had $3.1 million in non-accrual loans at September 30, 2006, compared to $598,000 at December 31, 2005. Included in the non-accrual loan balance at September 30, 2006 is $1.9 million in loans secured by 1-4 family collateral for which no loss is expected. On the basis of management’s review of its assets, at September 30, 2006 the Bank had classified $4.1 million of its assets as substandard. A specific reserve of $240,000 has been established for the assets classified as substandard.

The following table details information concerning non-accrual, past due and restructured loans at the dates indicated:

(Dollars in thousands)	September 30, 2006	December 31, 2005
Non-accrual loans	$3,059	$598
Foreclosed properties	75	—
Restructured loans	—	—

Total non-performing assets	$3,134	$598

Loans past due 90 days or more and still accruing interest	—	$166

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

Static gap is the difference between interest-sensitive assets and interest-sensitive liabilities maturing or repricing within a specific time interval measured at a balance sheet date. The gap can be managed by repricing assets or liabilities, by selling investments, by replacing an asset or liability prior to maturity, or by adjusting the interest rate during the life of an asset or liability. Matching the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net income due to changes in market interest rates. As reflected in the table below, the Company, at September 30, 2006, had $171.6 million more in liabilities than assets that reprice within one year or less and therefore we were in a liability sensitive position. Generally, a liability sensitive position is favorable to the Bank in a decreasing rate environment and unfavorable to the Bank in an increasing rate environment. It is important to recognize however, that deposits with no stated maturity have been presented in this gap table in the 3 months or less column because they can reprice in that time frame. These deposits may not indeed reprice that quickly, however.

The following table presents the amounts of the Company’s interest sensitive assets and liabilities that mature or reprice in the periods indicated exclusive of non-accrual loans.

	September 30, 2006 Maturing or Repricing in:
(Dollars in thousands)	3 Months or less	4-12 Months	1-5 Years	Over 5 Years
Interest-sensitive assets:
Loans (1)	$197,354	$21,728	$95,390	$50,627
Investments (2)(3)(4)	8,814	1,000	45,388	101,039
Federal funds sold	6,402	—	—	—

Total interest-sensitive assets	212,570	22,728	140,778	151,666

Cumulative interest-sensitive assets	212,570	235,298	376,076	527,742

Interest-sensitive liabilities:
NOW accounts	81,163	—	—	—
Savings/Money Market deposit accounts	67,379	—	—	—
Time deposits	60,670	143,727	79,424	—
Borrowed funds	47,500	6,500	18,900	—

Total interest-sensitive liabilities	256,712	150,227	98,324	—

Cumulative interest-sensitive liabilities	256,712	406,939	505,263	505,263

Period gap	$(44,142)	$(127,499)	$42,454	$151,666
Cumulative gap	$(44,142)	$(171,641)	$(129,187)	22,479
Ratio of cumulative interest-sensitive assets to cumulative interest-sensitive liabilities	82.80%	57.82%	74.43%	104.45%
Ratio of cumulative gap to total assets	(7.91)%	(30.74)%	(23.14)%	4.03%

Total assets	$558,397	$558,397	$558,397	$558,397

(1)	Loans maturing or repricing in three months or less include $62.5 million of mortgage loans held for sale.
(2)	Based on amortized cost
(3)	Excludes Federal Reserve Stock and Community Bankers Bank stock.
(4)	Anticipates prepayments on mortgage-backed securities.

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

The following reflects the results of the Company’s net interest income sensitivity analysis at August 31, 2006, the most recent completed analysis. Based on the changes in balance sheet composition that occurred from August 31, 2006 to September 30, 2006, management does not believe that the interest rate risk profile measured at September 30, 2006 would be materially different than the analysis at August 31, 2006.

Rate Change	At August 31, 2006 Estimated Net Interest Income Sensitivity
+200 bp	+4.9%
-200 bp	-16.2%

At August 31, 2006, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points, net interest income could increase by 4.9%. At the same date the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income would decrease 16.2%. Although the magnitude of the sensitivity has declined since December 31, 2005 due to actions taken by management to improve the balance sheet profile, including the addition of additional municipal securities and other fixed-rate instruments, the sensitivity in the down 200 scenario was outside the –15% policy guideline. Management is currently contemplating additional actions that can be taken to minimize the identified risk in the declining rate environment.

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

The following table presents the economic value of equity shock analysis at August 31, 2006, the most recently completed analysis:

Change in Yield Curve	(in thousands) Change in Economic Value of Equity
+200 basis points	$42,763
Flat	$55,059
-200 basis points	$57,324

ALCO guidelines limit the change in economic value of equity in a 200 basis point parallel rate shock to 25% of the economic value of equity. At September 30, 2006 all measurements were within ALCO guidelines.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On July 14, 2006, a lawsuit was filed in the Circuit Court for the City of Alexandria, Virginia by a former management employee of Millennium Capital, Inc., an indirect subsidiary of the Company, alleging, among other things, that Millennium Capital, Millennium Bank, N.A., a direct wholly owned subsidiary of the Company, and Anita L. Shull, Executive Vice President and Chief Operating Officer of the Company and President and Chief Operating Officer of Millennium Bank, breached certain obligations to the former management employee related to the terms of his business and compensation arrangements within the Company’s mortgage operations. The former employee further alleges that, during the course of a personal relationship between he and Ms. Shull, she made certain promises to him regarding his prospective management role with Millennium Capital and that these promises also were not honored. In the lawsuit, the former employee is seeking, among other things, damages in the amount of $3.38 million, including rescission of an $880,000 personal loan from Millennium Bank to the former employee, and an accounting with respect to amounts allegedly owed him by Millennium Bank and Millennium Capital. The allegations of the former employee, and the existence of an on-going investigation into these matters by the Board of Directors of the Company, were previously reported by the Company in a Current Report on Form 8-K dated June 7, 2006.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

10.1	Consulting Agreement of Carroll C. Markley, dated as of August 1, 2006, by and among the Company, the Bank and CCM Consulting Services, Inc., incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 2, 2006.

10.2	Employment Agreement of Carroll C. Markley, dated as of August 1, 2006, by and among the Company, the Bank and Carroll C. Markley, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on August 2, 2006.

10.3	Agreement dated as of August 4, 2006, by and among the Company, Hot Creek Capital, L.L.C., a Nevada limited liability company, Hot Creek Investors, L.P., a Nevada limited partnership, David M.W. Harvey, Joseph Paulini and Charles Dean, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 7, 2006.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14(a). Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14(a). Filed herewith

32.1	Statement of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLENNIUM BANKSHARES CORPORATION
(Registrant)

Date: November 10, 2006	/s/ Carroll C. Markley
Carroll C. Markley
Chairman of the Board and
Chief Executive Officer
(as principal executive officer)

Date: November 10, 2006	/s/ Dale G. Phelps
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