Form 10-K
period 2006-12-31
MILLENNIUM BANKSHARES CORP
filed 2007-04-17
CIK 1158678

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 0-49611

MILLENNIUM BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1920520
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Washington Plaza Reston, Virginia	20190
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (703) 464-0100

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $5.00 per share	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐                     Accelerated Filer  ☐                    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2006 was approximately $73,215,000 (based upon the closing sales price of $8.77 on June 30, 2006, as reported on the Nasdaq Capital Market).

The number of outstanding shares of the registrant’s common stock as of March 20, 2007 was 8,826,291.

Documents Incorporated by Reference

Portions of registrant’s Proxy Statement filed for its 2007 Annual Meeting of Shareholders (Part III).

PART I

ITEM 1.	BUSINESS

General

Millennium Bankshares Corporation (“Millennium”) is a financial holding company headquartered in Reston, Virginia. We were incorporated in 1998 and began operations in April 1999. We provide commercial and consumer banking services through Millennium Bank National Association (“Millennium Bank” or the “Bank”). At December 31, 2006, Millennium had total consolidated assets of $591.5 million, deposits of $482.7 million and stockholders’ equity of $47.6 million.

Millennium Bank is a nationally chartered community bank with seven banking offices – two in Reston, Virginia and one each in Great Falls, Herndon, Warrenton, Colonial Heights, and Richmond, Virginia. Four of our banking offices are situated in Fairfax County, Virginia, just west of Washington, D.C., one in Fauquier County, and two are located in the Richmond, Virginia metropolitan area. Our branches are located in growing counties. The population of Fairfax County grew from 818,584 in 1990 to 1,006,529 in 2005, and the combined population of Henrico County and Chesterfield County where our Richmond area branches are located, grew from 427,155 in 1990 to 569,457 in 2005.

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

As of December 31, 2006, we determined that it was in our best interest to wind down our mortgage operating subsidiaries. It was our desire to focus exclusively on core banking activities going forward to eliminate, going forward, the risks normally associated with mortgage banking activities. The wind down decision was also precipitated by credit quality issues that surfaced in the held for sale loan portfolio during the fourth quarter. Accordingly, the results of our mortgage operations are presented in a separate category on the income statement following the results from continuing operations. Additional discussion of discontinued operations can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report on Form 10-K.

Subsidiaries

Millennium conducts primarily all of its business through Millennium Bank and its wholly and majority owned subsidiaries. The subsidiaries of Millennium Bank involved in mortgage operations, which are listed below, are being wound down due to Millennium’s decision at December 31, 2006 to terminate the business relationship with these entities.

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

In September 2005, Millennium restructured its mortgage operations. Prior to September 2005, Millennium was recording gross gains on mortgage sales, which were offset by compensation expense and other direct expenses for the mortgage department. Under the new structure, the activities of Millennium Capital, Inc., a subsidiary of Millennium Bank, were terminated, and Millennium established contractual relationships with three mortgage banking limited liability companies, the terms of each of which provide for a “per loan” fee to be paid to Millennium (the 51% owner of the LLC’s) for each mortgage loan sold and requires the 49% owners to pay for all costs of operation while retaining all other fee income. At December 31, 2006, Millennium terminated the business relationship by written notice.

We formed Millennium Financial, Inc. on February 23, 2004, to provide insurance services to our bank customers through Metropolitan Life Insurance Company.

Strategy

We have been in operation for just under eight years, and an important part of our business is our current and future strategies. Our strategies include the following goals:

•

Attract customers by providing the financial sophistication and breadth of products of a regional bank while maintaining the quick response and service of a community bank. In our first seven years of operations, we have established a diverse product line, including commercial, Small Business Administration, consumer, and mortgage loans. We also have introduced securities brokerage services and insurance.

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

•

Proceed with a branch realignment strategy to expand our footprint into the one of the fastest growing counties in the nation while at the same time improving the overall visibility and accessibility of our branch network. Subject to regulatory approvals, Millennium intends to relocate, early in the 2nd quarter 2007, its Wiehle (Reston) and Great Falls offices to a newly constructed office in Sterling, Virginia in Loudoun County

Market Area

We consider our target market to be the greater Washington metropolitan area, which we define as the District of Columbia, the northern Virginia counties of Fairfax, Fauquier, Loudoun and Prince William, and the Maryland counties of Frederick, Montgomery and Prince George’s. Our target market also includes Richmond, Virginia and the surrounding counties of Chesterfield and Henrico.

According to the 2005 U.S. Census data, the population of the greater Washington metropolitan area was approximately 5.1 million people. The average median household income figures reported in the 2005 U.S. Census for each of the 15 jurisdictions comprising the greater Washington metropolitan area was approximately $74,708, compared to a national median household income of approximately $46,242. Based on estimates released by the Bureau of Labor Statistics of the U.S. Department of Labor for September 2006, the unemployment rate for the greater Washington metropolitan area was approximately 2.9%, compared to a national unemployment rate of 5.8%. According to 2005 U.S. Census figures, approximately 46% of adults at least 25 years of age in this area have a bachelor’s degree or higher, compared to approximately 27% nationally. As of June 30, 2006, total deposits in this area were approximately $145 billion.

Our headquarters is located approximately 20 miles west of Washington, D.C., in Reston, Virginia, which is in Fairfax County. The 2005 U.S. Census data indicates that Fairfax County is the most populous county in

Virginia with a population of approximately one million people and a median household income of over $82,000. The U.S. Census data shows that over 55% of Fairfax County adults at least 25 years old have a bachelor’s degree or higher.

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

Competition in the market area for loans to small businesses and professionals is intense, and pricing is important. Most of our competitors have substantially greater resources than Millennium. Many competitors offer services, such as extensive branch networks and trust services, we currently do not provide. Moreover, larger institutions operating in the Northern Virginia market have access to borrowed funds at lower costs than are available to the Bank. Deposit competition among institutions in the market area also is strong. As a result, it is possible that we will pay above-market rates to attract deposits. According to a market share report prepared by the FDIC, we held 0.61% of deposits in the Fairfax County market as of June 30, 2006, the most recent date for which market share information is available.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities, which are disclosed in the footnotes of its annual financial statements, including commitments to extend credit. At December 31, 2006, commitments to extend credit totaled $63.8 million and standby letters of credit totaled $1.2 million.

Commercial Lending

General. Commercial business loans and commercial real estate loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields. To manage these risks, we generally secure appropriate collateral, obtain personal guarantees from principals, and monitor the financial condition of our business borrowers. The availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate. At December 31, 2006, commercial loans totaled $144.0 million, or 48.2% of the total loan portfolio.

We have implemented a credit review and monitoring system to review the cash flow of commercial borrowers. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from his/her employment and other income and are secured by real estate, the value of which tends to be easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by assets, such as commercial real estate, accounts receivable, equipment and inventory.

Real Estate Loans. Commercial real estate loans may be secured by various types of commercial real estate in Millennium’s market area, including multi-family residential buildings, commercial buildings and offices, small shopping centers, and churches. In its underwriting of commercial real estate, the Bank may lend up to 80% of the secured property’s appraised value. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower’s creditworthiness and prior credit history and reputation, and generally requires personal guarantees or endorsements of borrowers. At December 31, 2006, commercial real estate loans totaled $125.5 million, or 42.0% of the total loan portfolio.

Construction Loans. Our loan policy allows for local construction loans, primarily to individual small builders on a limited basis. At December 31, 2006, there was $55.2 million in construction and land development loans outstanding in the commercial real estate loan portfolio. The Bank will obtain a first lien on the property as security for its construction loans and personal guarantees from the borrower’s principal owners.

Small Business Lending. Today, the principal activity of the Bank’s commercial loan division is the origination of commercial mortgage and non-mortgage loans to small and medium sized businesses. We regularly use various loan guarantee programs offered through the Small Business Administration, including the 504 loan program, which is intended to help small and medium sized businesses avoid large down payments and floating interest rates that are typically associated with purchases of fixed assets used to expand operations. Whenever possible, the 504-loan program provides long-term and fixed rate financing for investment in fixed assets, primarily real estate and large/heavy equipment. At December 31, 2006, Small Business Administration loans totaled approximately $16.2 million.

One-to-Four-Family Residential Real Estate Lending

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

Consumer Lending

Millennium offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans, letters of credit, home equity loans and beginning in 2006, marine loans. Such loans are generally made to customers with a pre-existing relationship with Millennium or to new customers in the greater Washington, D.C. area including Maryland and Virginia. Marine loans are also originated through a channel of approved dealers and brokers.

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of unsecured consumer loans, such as lines of credit, or loans secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The underwriting standards employed by the Bank for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income for primary employment, and additionally from any verifiable secondary income. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes an analysis of the value of the security in relation to the proposed loan amount. Only fiberglass hull power boats and sail boats are considered under the marine lending program.

Employees

At December 31, 2006, Millennium had 78 full-time equivalent employees. None of our employees are represented by a collective bargaining unit or union. Millennium believes that its relations with employees are satisfactory.

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

Insurance of Accounts, Assessments and Regulation by the FDIC. The deposits of our bank subsidiary are insured by the FDIC up to the limits set forth under applicable law. The deposits of our bank subsidiary are subject to the deposit insurance assessments of the Deposit Insurance Fund, or “DIF”, of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.

The FDIC modified its risk-based deposit insurance assessment system under authority granted by the Federal Deposit Insurance Reform Act of 2005. Under the revised system, insured institutions are assigned to one of four risk categories based on regulatory capital levels, supervisory evaluations, and certain other factors. Under the new rules, all insured depository institutions will pay deposit insurance premiums, currently ranging between 5 and 7 basis points on an institution’s assessment base for institutions in risk category 1, the healthiest institutions, to 43 basis points on an institution’s assessment base for the riskiest institutions. These rates may be adjusted uniformly from one quarter to the next, except that no single adjustment can exceed 3 basis points. In addition to being influenced by the risk profile of the particular depository institution, FDIC premiums are also influenced by the size of the FDIC insurance fund in relation to the designated reserve ratio range. If the reserve ratio falls below 1.15 percent, or is expected to within 6 months, the FDIC must adopt a restoration plan that provides that the DIF will return to 1.15 percent within 5 years. If the reserve ratio exceeds 1.35%, the FDIC may pay dividends to insured institutions.

The FDIC is authorized to prohibit any DIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. We are not aware of any existing circumstances that could result in termination of any of our bank subsidiary’s deposit insurance.

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

Federal Reserve System. In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or nonpersonal time deposits. NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any nonpersonal time deposits at an institution. For net transaction accounts in 2007, the first $8.5 million will be exempt from reserve requirements. A 3% reserve ratio will be assessed on net transaction accounts over $8.5 million up to and including $45.8 million. A 10% reserve ratio will be applied to amounts in net transaction accounts in excess of $45.8 million. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.

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

Risks Associated with Millennium

Wind down of mortgage operations and subsequent disposition of remaining held for sale loans and repurchase obligations could result in additional losses over and above amounts already reserved.

We determined that it was in our best interest to wind down our mortgage operating subsidiaries as of December 31, 2006 due, in part, to credit quality issues that surfaced in the subprime sector of our held for sale portfolio during the fourth quarter 2006. The subprime sector of the held for sale portfolio included loans that carried a higher level of risk because the loans were made to individuals who would not otherwise qualify for traditional loan products. At year end we established reserves of $3.0 million associated with the remaining loans held for sale from these operations and reserves of $2.9 million associated with potential repurchase exposure on loans already sold to investors. While management believes it has isolated and identified its loss exposure at December 31, 2006, there is inherent imprecision in the estimation of losses and therefore there can be no assurance that additional reserves may not be required in future periods. The effects of an economic slowdown, continued softness in the housing market, rising interest rates and events that affect specifically the geographic areas in which the loans are made are all factors that could increase the loss exposure and could result in additional losses reflected in the operating results of future periods.

Failure to maintain effective systems of internal and disclosure control could have a material adverse effect on our results of operation and financial condition.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal control we may discover material weaknesses or significant deficiencies in our internal control as defined under standards adopted by the Public Company Accounting Oversight Board that require remediation.

As of December 31, 2006, we determined that it was in our best interest to wind down our mortgage operating subsidiaries. It was our desire to focus exclusively on core banking activities going forward to eliminate, going forward, the risks normally associated with mortgage banking activities. The wind down decision was also precipitated by credit quality issues that surfaced in the held for sale loan portfolio during the fourth quarter. As a result, in connection with the evaluation of our disclosure controls and procedures as of December 31, 2006, we determined that there was a material weakness in our internal control over financial reporting as of that date arising from our inability to identify promptly these credit quality issues. Under the PCAOB standards, a “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We have provided additional information on this material weakness, including our remediation of it, in Item 9A. “Controls and Procedures” of this report on Form 10-K.

We cannot make any assurances that other internal or disclosure control deficiencies might not be identified. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could, among other things, result in losses from fraud or error, harm our reputation or cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our results of operation and financial condition.

A large percentage of our loans are secured by real estate, and an adverse change in the real estate market may result in losses and adversely affect our profitability.

Approximately 89% of our loan portfolio, as of December 31, 2006 was comprised of loans secured by real estate. In addition, loans held for sale of $37.7 million at December 31, 2006 consist of loans secured by residential real estate. An adverse change in the economy affecting values of real estate generally or in our market areas specifically could impair the value of our collateral and our ability to sell the collateral upon foreclosure. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover outstanding principal and interest on the loan. As a result, our profitability and financial condition could be negatively impacted by an adverse change in the real estate market.

We are dependent on our management team, and the loss of our senior executive officers or other key employees could impair our relationship with our customers and adversely affect our business and financial results

On April 4, 2007 we announced the hiring of Richard I. Linhart to succeed Carroll C. Markley as President and Chief Executive Officer. Mr. Linhart previously served as Senior Executive Vice President and Chief Operating Officer for James Monroe Bancorp. He is expected to join us in mid-July 2007. Dale G. Phelps, our Chief Financial Officer, was appointed to an interim role as President and Chief Executive Officer until Mr. Linhart’s arrival. Mr. Phelps has over 29 years of experience in the financial services industry. Concurrently, John F. Novak was appointed to serve as Chief Operating Officer until Mr. Linhart’s arrival. Mr. Novak has over 38 years of experience in the financial services industry. Our success is dependent upon the continued service and skills of these individuals as well as other senior officers. The unexpected loss of services of one or more of these key personnel could have an adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

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

We solicit deposits from brokers because our banking offices do not attract enough deposits to fund all of the loans that we make. These “brokered deposits” represent funds that brokers gather from third parties and package in batches in order to find higher interest rates than are typically available for certificates of deposits with large balances, as compared to individually deposited smaller denomination deposits. Deposit holders then earn a higher rate on the money that they have invested, and the broker charges a fee for its service. Brokered deposits are available in bulk, and they do not require any investments in branch offices or branch personnel or spending for marketing or education of employees. At December 31, 2006, $74.2 million of our deposits were brokered deposits. The weighted average interest rate on our brokered deposits was 5.09% at December 31, 2006.

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

We are exposed to the risk that our loan customers may not repay their loans according to the terms of these loans and the collateral securing the payment of these loans may be insufficient to fully compensate the bank for the outstanding balance of the loan plus the costs to dispose of the collateral. We may experience significant loan losses, which could have a material adverse effect on our operating results and financial condition. Management makes various assumptions and judgments about the collectibility of our loan portfolio, including the diversification by industry of our commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, and the evaluation of our loan portfolio by the external loan review.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.	PROPERTIES

Millennium conducts its business from its main office in Reston, Virginia, six other branch banking offices and one loan production office. Majority owned subsidiaries occupy space that is not an obligation of Millennium and contractually provided by the minority owner. The following table provides certain information with respect to our properties:

Location	Date Facility Opened	Ownership and Leasing Arrangements
Main Office: 1601 Washington Plaza Reston, Virginia	1999	Leased from 1601 Washington Plaza, LLC, a Virginia limited liability company, the members of which are also Millennium shareholders. Lease expires in 2010, subject to Millennium’s right to renew for an additional 10-year term.

Branch Offices:

1025-K Seneca Road Great Falls, Virginia	2001	Lease from Tectum, LLC expires in 2010, subject to Millennium’s right to renew for two additional five-year terms.

1051 Elden Street Herndon, Virginia	2001	Leased from 1051 Elden Street, LLC, a Virginia limited liability company, the members of which are also Millennium shareholders. Lease expires in 2013 and has three consecutive five-year renewal options.

11260 Roger Bacon Drive Reston, Virginia	2002	Leased from Roger Bacon Associates Limited Partnership. Lease expires in 2007 and has four consecutive five-year renewal options.

8821 West Broad Street Richmond, Virginia	2002	Leased from individual. Lease expires in 2009 and has two consecutive five-year renewal options.

3400 Boulevard Colonial Heights, Virginia	2002	Leased from individual. Lease expires in 2007 and has two consecutive five-year renewal options.

11A Main Street Warrenton VA, 20186	2004	Leased from Corinth Investments, LLC. Lease expires in 2009 and has five consecutive three year renewal options.

We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

ITEM 3.	LEGAL PROCEEDINGS

In the course of our operations, we may become a party to legal proceedings arising from the banking, financial, and other activities it conducts. Management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on Millennium’s financial condition, operating results or liquidity.

On July 14, 2006, a lawsuit was filed in the Circuit Court for the City of Alexandria, Virginia by a former management employee of Millennium Capital, Inc., an indirect subsidiary of Millennium, alleging, among other things, that Millennium Capital, Millennium Bank, N.A., a direct wholly owned subsidiary of Millennium, and Anita L. Shull, the then Executive Vice President and Chief Operating Officer Millennium and President and Chief Operating Officer of Millennium Bank breached certain obligations to the former management employee related to the terms of his business and compensation arrangements within Millennium’s mortgage operations. The former employee further alleged that, during the course of a personal relationship between he and Ms. Shull, she made certain promises to him regarding his prospective management role with Millennium Capital and that these promises also were not honored. In the lawsuit, the former employee was seeking, among other things, damages in the amount of $3.38 million, including rescission of an $880,000 personal loan from Millennium Bank to the former employee, and an accounting with respect to amounts allegedly owed him by Millennium Bank and Millennium Capital. The allegations of the former employee, and the existence of an on-going investigation into these matters by the Board of Directors of Millennium, were previously reported by Millennium in a Current Report on Form 8-K dated June 7, 2006.

At year-end 2006, Millennium reached a settlement in this lawsuit. In response to the lawsuit, Millennium had filed motions to dismiss or otherwise challenge all of the alleged claims that sought monetary relief. While those motions were pending, the parties reached a settlement under terms that did not result in a material charge to Millennium. The lawsuit was dismissed with prejudice.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Millennium held its Annual Meeting of Shareholders on Thursday, September 28, 2006 in Reston, Virginia. The shareholders elected four directors for terms of three years each and ratified the appointment of Crowe Chizek and Company LLC as Millennium’s independent auditors for 2006.

The votes cast for or withheld for the election of the directors were as follows:

NAME	FOR	WITHHELD
William P. Haggerty	7,930,793	98,864
David M.W. Harvey	7,921,669	107,988
Carroll C. Markley	6,055,060	1,974,597
Joseph W. Paulini	7,074,478	955,179

The votes cast for, against or abstain for the ratification of the appointment of the firm of Crowe Chizek and Company LLC as Millennium’s independent auditors for 2006 were as follows:

FOR	AGAINST	ABSTAIN
7,364,316	81,087	584,254

There were no matters presented to Millennium’s shareholders during the quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices and Dividends

Our common stock has been listed for quotation on the Nasdaq Capital Market (formerly known as the Nasdaq Small Cap Market) under the symbol “MBVA” since February 6, 2002, following our initial public offering at $6.00 per share. As of March 16, 2007, our common stock was held by 108 shareholders of record and 987 beneficial holders who own shares in street name.

The high and low sale prices per share for our common stock for each quarter of 2006 and 2005, as well as the amount of cash dividends per share we declared in each quarter, were as follows:

	High	Low	Dividend
2006
1st Quarter	9.85	8.40	.02
2nd Quarter	9.65	8.60	.02
3rd Quarter	9.29	8.22	.02
4th Quarter	9.35	8.12	.02

2005
1st Quarter	9.00	8.02	—
2nd Quarter	8.47	6.50	—
3rd Quarter	8.00	7.10	—
4th Quarter	8.70	7.14	—

Dividend Policy

Our future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including future consolidated earnings, financial condition, liquidity and capital requirements of both Millennium and Millennium Bank, applicable governmental regulations and policies and other factors deemed relevant by our board of directors. During the first quarter of 2006, Millennium declared its first quarterly dividend since it began operations in 1999.

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

Stock Repurchases

We did not repurchase any shares of our common stock during any quarter of the year ended December 31, 2006. The Board of Directors approved a stock repurchase program on April 6, 2007. Under the program, we may repurchase up to 446,314 shares of our common stock, which represents 5% of the outstanding shares of common stock. The executive committee of the Board of Directors will administer the program, which does not have an expiration date. Any repurchased stock will become authorized and unissued stock available for future issuance by us.

Stock Performance Graph

Set forth below is a graph comparing the total return of Millennium common stock, The Nasdaq Stock Market index and Nasdaq Bank Stocks index. The graph assumes $100 invested on February 7, 2002 in Millennium common stock, the first day that Millennium common stock traded on the Nasdaq Stock Market, and each of the indexes, and the reinvestment of dividends.

	Cumulative Total Return Fore Period Ending
	2/02	12/02	12/03	12/04	12/05	12/06
MILLENNIUM BANKSHARES CORPORATION	100	100.93	123.72	139.53	134.11	144.50
NASDAQ STOCK MARKET	100	75.62	113.06	123.04	125.66	138.05
NASDAQ BANK STOCKS	100	103.72	133.43	152.69	149.17	167.41

The Nasdaq Stock Market index consists of all domestic shares traded on the Nasdaq Stock Market The Nasdaq Bank Stocks index consists of shares traded on the Nasdaq Stock Market with a Standard Business Classification code of 6020 and 6712 only.

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from our audited financial statements as of and for the five years ended December 31, 2006. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes contained elsewhere in this report.

Summary Consolidated Financial Data

	As of and for the Years Ended December 31,
(dollars in thousands expect share amounts)	2006	2005	2004	2003	2002
Income Statement Data
Interest income	$29,105	$23,581	$16,840	$15,088	$11,664
Interest expense	17,383	10,983	6,004	6,138	5,087

Net interest income	11,722	12,598	10,836	8,950	6,577
Provision for loan losses	(19)	412	271	687	3,253

Net interest income after provision for loan losses	11,741	12,186	10,565	8,263	3,324
Noninterest income	1,531	1,464	1,743	1,431	2,757
Noninterest expense	10,274	11,825	8,737	7,137	7,859

Income (loss) before income tax	2,998	1,825	3,571	2,557	(1,778)
Income tax	484	514	1,211	869	(604)
Income from continuing operations	2,514	1,311	2,360	1,688	(1,174)
Income (loss) from discontinued operations	(2,995)	323	(351)	(723)	(2,271)

Net Income (loss)	$(481)	$1,634	$2,009	$965	$(3,445)

Per Share Data
Net income -continuing operations - basic	$.28	$0.15	$0.34	$0.48	$(0.34)
Net income -continuing operations - diluted	.28	0.15	0.32	0.40	(0.34)
Net income - discontinued operations basic	(.34)	0.04	(0.05)	(0.20)	(0.66)
Net income - discontinued operations- diluted	(.33)	0.04	(0.05)	(0.17)	(0.66)
Net income-basic	(.05)	.019	0.29	0.27	(1.00)
Net income-diluted	(.05)	.018	0.27	0.23	(1.00)
Cash dividends declared	.08	—	—	—	—
Book value per share	5.33	5.39	5.37	4.37	4.39
Balance Sheet Data
Assets	$591,542	$421,515	$371,858	$313,396	$306,341
Loans, net (1)	295,057	248,203	246,919	205,913	174,351
Securities	177,152	128,365	86,219	89,359	54,577
Deposits	482,729	298,996	280,833	272,113	258,509
Shareholders’ equity	47,552	47,693	47,111	15,918	15,502
Shares outstanding	8,926,291	8,848,329	8,780,459	3,642,818	3,531,778
Performance Ratios
Return on average assets (2)	(.10)%	0.39%	0.59%	0.31%	(1.28)%
Return on average shareholders’ equity (2)	(.99)	3.36	5.44	6.20	(20.07)
Average equity to average assets	9.86	11.72	10.83	4.96	6.36
Net interest margin (2)	2.85	3.24	3.37	3.16	3.18
Allowance for loan losses to loans (3)	1.11	1.18	1.05	1.40	1.44
Asset Quality Ratios
Net charge-offs to average loans outstanding (3)	(.02)%	0.05%	0.16%	0.51%	0.52%
Non-performing loans to period-end loans (4)	.88	0.22	0.30	0.07	0.23
Non-performing assets to total assets (4)	.51	0.14	0.22	0.05	0.18
Allowance for loan losses to non-performing loans(4)	111.50	537.62	355.84	2,093.84	638.50
Liquidity and Capital Ratios:
Risk-based:
Tier 1 capital	9.74%	19.38%	21.95%	9.73%	9.88%
Total capital	16.75	20.46	23.10	12.78	13.48
Average loans to average deposits	82.09	94.13	95.60	81.83	92.89
Average shares outstanding
Basic	8,902,634	8,798,106	7,037,771	3,551,251	3,456,674
Diluted	9,115,857	8,939,052	7,356,247	4,198,661	3,456,674

(1)	Excludes loans held for sale.

(2)	On an annualized basis.

(3)	Includes loans held for sale.

(4)	Non-performing loans do not include loans past due 90 or more days but still accruing.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Our operating revenues are derived primarily from interest earned on loans and investment securities portfolio net of interest paid on deposit products and borrowings. Millennium also receives revenue from sales of Small Business Administration loans and fee income from loans, deposits and other banking products.

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

As of December 31, 2006, we determined that it was in our best interest to wind down our mortgage operating subsidiaries. It was our desire to focus exclusively on core banking activities going forward to eliminate, going forward, the risks normally associated with mortgage banking activities. The wind down decision was also precipitated by credit quality issues that surfaced in the held for sale loan portfolio during the fourth quarter. Accordingly, the results of our mortgage operations are presented in a separate category on the income statement following the results from continuing operations. As a result of charges in excess of $6.0 million that were recorded in conjunction with the wind down of mortgage operations, we reported a net loss of $3.1 million for the quarter ended December 31, 2006 and a net loss of $481,000 for the year ended December 31, 2006.

The following presents management’s discussion and analysis of our consolidated financial condition at December 31, 2006 and 2005 and the results of our operations for the years ended December 31, 2006, 2005 and 2004. The discussion should be read in conjunction with the accompanying consolidated financial statements presented elsewhere in this Form 10-K.

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

Financial Summary

For the year ended December 31, 2006, Millennium reported income from continuing operations of $2.5 million, or $0.27 per diluted share, compared to income from continuing operations of $1.3 million, or $0.15 per diluted share for the same period in 2005.

As a result of charges in excess of $6.0 million that were recorded in conjunction with the wind down of mortgage operations, we reported a net loss of $3.1 million for the quarter ended December 31, 2006 and a net loss of $481,000 for the year. Further information regarding discontinued operations can be found under the subheading “Discontinued Operations” within this Item.

A significant focus in 2005 was centered on the acquisition of Albemarle First Bank, Charlottesville, Virginia. This acquisition, however, was terminated on November 28, 2005 due to our failure to receive requisite shareholder approval. Income from continuing operations for the year ended 2005 was negatively impacted by after tax charges of $339 thousand related to writing off transaction costs associated with the terminated acquisition. In 2005, Millennium also incurred after tax securities losses of $137 thousand in a transaction designed to improve the investment portfolio risk profile.

Total assets increased to $591.5 million at December 31, 2006, compared to $421.5 million at December 31, 2005, representing an increase of $170.0 million or 40.3%. Loans including loans held for sale, net of allowance for loan losses at December 31, 2006 were $332.8 million, an increase of $62.6 million from the December 31, 2005 balance of $270.2 million. Loans held for sale increased $15.7 million while the Bank’s portfolio increased by $46.9 million. The investment portfolio increased by $48.8 million at December 31, 2006 as compared to the prior year ended December 31, 2005. The increase was reflected primarily in two sectors: states and political subdivisions and mortgage-backed securities, as Millennium sought to improve portfolio diversification and the overall risk profile. Total deposits reached $482.7 million at December 31, 2006, a $103.7 million increase over the prior year-end with the bulk of the increase in total deposits reflected in time deposits.

Shareholders’ equity was $47.6 million at December 31, 2006 compared with $47.7 million at December 31, 2005. Book value per share was $5.33 at December 31, 2006 and $5.39 at December 31, 2005.

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

Net interest income on a fully taxable-equivalent basis attributable to continuing operations was $12.5 million in 2006, $12.7 million in 2005 and $10.8 million in 2004. Net interest income from discontinued operations was $867,000 in 2006, $176,000 in 2005 and $380,000 in 2004. The net interest income from discontinued operations is attributable to average loans held for sale which is included in the table that follows in loans.

As reflected in the following table, net interest income on a fully taxable-equivalent basis was $13.4 million for the year ended December 31, 2006 compared to $12.9 million for the same period in 2005. Interest income for the year ended December 31, 2006 was $32.4 million, up from $24.2 million for the same period last year. The interest income increase was attributable to an 18.2% increase in average earning assets coupled with an 81 basis point increase in gross yield. Of the $8.2 million increase in interest income, $4.4 million was attributable to volume and $3.8 million was attributable to rate changes. Growth in interest income would have been more pronounced except that the composition of average earning assets shifted to a higher percentage of investment securities. Additional funds were deployed in the investment portfolio to reduce the overall interest rate exposure in a declining rate scenario. Loan yield increased 99 basis points as existing variable rate loans tied to prime repriced upward concurrent with the continuing tightening of short-term rates by the Federal Open Market Committee, which tends to cause increases in the prime rate, and as new volume was originated in a rising rate environment. Average loans increased 8.8% while average securities increased 33.5%. Interest expense increased $7.7 million as the average balance of deposits and borrowed funds increased as well as the rates paid thereon. Most of the increased funding for earning assets was concentrated in higher-rate certificates of deposit, the rate paid on interest-bearing liabilities increased in greater magnitude than earning asset yield. The increase in rates paid on interest-bearing liabilities was also influenced by intense competition, the implementation of a more aggressive deposit pricing strategy and the negative effects of the inverted yield curve. Funding of earning assets from interest free sources also declined from 14.4% for the year ended December 31, 2005 to 12.1% for the same period this year. Millennium is continuing its focus in 2007 on deposit initiatives designed to generate higher volumes of lower cost demand and transaction accounts. The net interest margin decreased by 39 basis points to 2.85% for the year ended December 31, 2006 as compared to 3.24% for the same period in 2005.

The following tables set forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and the related income, expense and corresponding weighted average yields and costs.

	Year Ended
	December 31, 2006			December 31, 2005			December 31, 2004
(Dollars in thousands)	Average Balances	Earnings/ Expense	Yield/ Rate	Average Balances	Earnings/ Expense	Yield/ Rate	Average Balances	Earnings/ Expense	Yield/ Rate
Assets:
Interest Earning Assets
Loans, net of unearned discounts (1)	$306,019	$24,041	7.86%	$281,248	$19,320	6.87%	$253,573	$15,300	6.03%
Securities (2)	152,571	7,780	5.10%	114,244	4,820	4.22%	76,416	3,032	3.97%
Federal funds sold	10,838	565	5.21%	1,718	37	2.15%	3,184	40	1.26%

Total interest earning assets	469,428	32,386	6.90%	397,210	$24,177	6.09%	333,173	$18,372	5.51%
Other assets	24,714			18,146			7,683

Total assets	$494,142			$415,356			$340,856

Liabilities
Interest-bearing deposits	$342,867	$15,250	4.45%	$274,200	$8,562	3.12%	$245,363	$6,094	2.48%
Borrowed funds	69,979	3,775	5.39%	65,714	2,737	4.17%	37,401	1,061	2.84%

Total interest-bearing liabilities	412,846	19,025	4.61%	339,914	11,299	3.32%	282,764	7,155	2.53%
Liabilities:
Demand deposits	29,902			24,589			19,883
Other liabilities	2,640			2,156			1,297

Total liabilities	445,388			366,659			303,944
Shareholders’ equity	48,754			48,697			36,912

Total liabilities and shareholders’ equity	$494,142			$415,356			$340,856

Net interest income		$13,361			$12,878			$11,217

Interest spread (3)			2.29%			2.77%			2.98%
Net interest yield on earning assets (4)			2.85%			3.24%			3.37%

(1)	Includes loans held for sale.

(2)	Income computed on a fully tax-equivalent basis.

(3)	Interest spread is the average yield earned on earning assets less the average rate paid on interest bearing liabilities.

(4)	Net interest margin is net interest income expressed as a percentage of average earning assets.

The following table describes the impact on Millennium’s interest income resulting from changes in average balances and average rates for the periods indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	December 31, 2006 vs. 2005			December 31, 2005 vs. 2004
(Dollars in thousands)	Due to Volume	Change in Rate	Total	Due to Volume	Change in Rate	Total
Interest Earned On:
Loans	$1,946	$2,775	$4,721	$1,901	$2,119	$4,020
Securities	1,954	1,006	2,960	1,596	192	1,788
Federal Funds Sold	475	53	528	(32)	29	(3)

Total interest earned on interest-bearing assets	4,375	3,834	8,209	3,465	2,340	5,805

Interest Paid On:
Interest-bearing deposits	3,054	3,634	6,688	900	1,568	2,468
Borrowed funds	230	808	1,038	1,179	497	1,676

Total interest paid on Interest-bearing liabilities	3,284	4,442	7,726	2,079	2,065	4,144

Net interest income	$1,091	$(608)	$483	$1,386	$275	$1,661

Investments

At December 31, 2006, Millennium had $177.2 million in total available for sale securities, an increase of 38.0% from $128.4 million at December 31, 2005. Increases were reflected in all investment sectors however the increase in available for sale securities since year-end 2005 was more heavily concentrated in mortgage-backed securities and obligations of states and political subdivisions. The increase in these two sectors was reflective of on-going efforts to further improve portfolio diversification and the overall risk profile.

The following tables show the amortized cost and fair market value of investment securities at the dates indicated.

	December 31, 2006		December 31, 2005		December 31, 2004
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Available for sale U. S. Government and Agency securities	$72,160	$70,597	$60,287	$58,315	$62,636	$61,690
Mortgage-backed securities	50,716	50,014	33,702	32,886	21,866	21,781
States and political Subdivisions	43,695	43,364	25,409	25,026	—	—
Other	8,802	8,728	7,584	7,587	—	—

Total debt securities	175,373	172,703	126,982	123,814	84,502	83,471

Equity securities	4,449	4,449	4,551	4,551	2,748	2,748

Total	$179,822	$177,152	$131,533	$128,365	$87,250	$86,219

The following table sets forth the maturity distribution and weighted average tax-equivalent yields, based on contractual maturity, of all debt securities in the securities available for sale portfolio based on amortized cost as of December 31, 2006. Actual maturities for mortgage-backed securities will vary based on the level of prepayments in the underlying mortgage pools.

(Dollars in thousands)	Within 1 Year	After 1 But Within 5 Years	After 5 But Within 10 years	After 10 years	Total
U. S. Government and Agency securities	$1,000	$34,026	$34,462	$2,672	$72,160
Mortgage-backed securities	—	4,423	6,263	40,030	50,716
States and political Subdivisions	—	—	7,116	36,579	43,695
Other	—	—	—	8,802	8,802

Total Debt Securities	$1,000	$38,449	$47,841	$88,083	$175,373

U. S. Government and Agency securities	3.5%	4.27%	4.46%	5.46%	4.39%
Mortgage-backed securities	—%	3.27%	4.51%	5.31%	5.03%
States and political Subdivisions	—%	—%	5.56%	6.15%	6.05%
Other	—%	—%	—%	6.57%	6.57%
Total tax-equivalent yield	3.5%	4.15%	4.63%	5.79%	5.10%

There are no securities with a single issuer for which the amortized cost in the aggregate exceeds 10% of shareholders’ equity.

Loans

Net loans consist of total loans, deferred loan fees and the allowance for loan losses and include loans held for sale. Net loans were $332.8 million at December 31, 2006, an increase of 23.1% from December 31, 2005.

The following table sets forth the composition of Millennium’s loan portfolio at the dates indicated.

	December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Loans held for sale	$37,728	$22,044	$29,337	$9,069	$64,741
Mortgage loans, net	85,929	65,919	75,547	77,330	102,289
Commercial real estate	125,540	126,325	120,021	93,819	53,391
Construction and land loans	55,245	43,368	35,570	17,318	3,926

Total real estate loans	304,442	257,656	260,475	197,536	224,347

Commercial business loans	18,502	13,180	14,688	15,466	15,446
Consumer loans	13,468	2,897	4,152	5,055	2,617
Overdrafts	22	20	13	21	13

Total loans receivable	336,434	273,753	279,328	218,078	242,423

Less:
Deferred costs (fees)	(208)	(291)	(147)	(39)	168
Allowance for loan losses	(3,441)	(3,215)	(2,925)	(3,057)	(3,499)

Total loans receivable, net	$332,785	$270,247	$276,256	$214,982	$239,092

At December 31, 2006, increases were noted in nearly all loan sectors compared with sector balances at December 31, 2005. On a percentage basis the largest increase was realized in consumer loans as Millennium introduced a well-received boat loan product during 2006. The loan portfolio remains heavily weighted in loans secured by real estate.

The following table shows the contractual maturity of selected categories of loans at December 31, 2006. The table reflects the entire unpaid principal balance in the maturity period that includes the final loan payment date, and accordingly, does not give effect to periodic principal repayments or possible prepayments.

	December 31, 2006
(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate/ Construction
Within 1 year	$10,921	$52,852
Variable Rate:
1 to 5 years	880	35,263
After 5 years	5,636	162,618

Total	$17,437	$250,733

Fixed Rate:
1 to 5 years	1,065	15,741
After 5 years	—	37,968

Total	$1,065	$53,709

Total Maturities	$18,502	$304,442

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

Non-Performing Assets

Millennium had $3.0 million of non-accrual loans at December 31, 2006, compared to $598,000 at December 31, 2005. The following table details information concerning non-accrual, past due and restructured loans at the dates indicated:

	December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Non-accrual loans	$3,043	$598	$822	$146	$548
Foreclosed properties	74	—	—	—	—
Restructured loans	—	—	—	—	—
Total non-performing assets	$3,117	$598	$822	$146	$548

Loans past due 90 days or more and still accruing interest	$379	$166	$339	$162	$72

We received early payment default notifications in 2007 on residential loans originated and sold in 2006 by our mortgage operating subsidiaries. These notifications obligate us to repurchase the loans in accordance with the terms of investor agreements. As a result, the balance of nonperforming assets is expected to increase by approximately $10.0 million in 2007. Management has assigned an internal team of qualified professionals to handle the workout of these loans. We have recorded loss reserves of $2.9 million at year-end 2006 for these loans which we believe are adequate to absorb any potential loss.

Information regarding impaired loans is as follows:

	December 31,
	2006	2005	2004
Loans with no allocated allowance for loan losses	$—	$—	$—
Loans with allocated allowance for loan losses	3,043	598	175

Total	$3,043	$598	$175

Amount of the allowance for loan losses allocated	$555	$289	$44
Average investment in impaired loans	$1,651	$120	$49
Interest income recognized during impairment	$—	$—	$—
Interest income recognized on a cash basis on impaired loans	$—	$—	$—

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

An analysis of the allowance for loan losses, including charge-off activity, is presented below for the periods indicated. Net recoveries of $73,000 were experienced in 2006 versus net charge-offs of $148,000 in 2005 and accordingly, the provision for loan loss expense was lower than in 2005. Also in 2005, the provision for loan loss expense was influenced by a revision to revised qualitative factors utilized in the allowance methodology.

	Year Ended December 31
(In thousands)	2006	2005	2004	2003	2002
Balance, beginning of period	$3,215	$2,925	$3,057	$3,499	$1,391
Less Charge-offs:
Commercial	—	55	—	160	971
Real estate-mortgage	—	217	520	981	217
Consumer installment loans	—	—	1	—	—
Plus Recoveries:
Commercial	—	49	—	—	—
Real estate-mortgage	73	75	117	12	43
Consumer installment loans	—	—	1	—	—

Net Charge-offs (recoveries)	(73)	148	403	1,129	1,145

Provision for loan losses	153	438	271	687	3,253

Balance, end of period	$3,441	$3,215	$2,925	$3,057	$3,499

Ratio of net charge-offs to average loans outstanding during the period	0.02%	0.05%	0.16%	0.51%	0.52%

The allowance for loan losses at December 31, 2006, was $3.4 million, compared to $3.2 million at December 31, 2005. The provision for loan losses for 2006 was $153,000 as compared to $438,000 for the year ended December 31, 2005.

The allowance for loan losses was 1.15% of total loans outstanding at December 31, 2006 compared to 1.28% at December 31, 2005. Net charge-offs (recoveries) as a percentage of average loans were (0.02%) and 0.05% for December 31, 2006 and 2005, respectively. Management believes the allowance for loan losses is adequate to cover credit losses probable and incurred in the loan portfolio at December 31, 2006.

A breakdown of the allowance for loan losses in dollars and loans in each category to total loans in percentages is provided in the following tables. Because all of these factors are subject to change, the breakdown does not necessarily predict future loan losses in the indicated categories.

	December 31,
	2006		2005
(Dollars in thousands)	Percent	Amount	Percent	Amount
Loans secured by real estate:
Construction/land development	16.3%	$371	15.9%	$243
1 – 4 family residential	34.3%	1,199	28.3%	810
Multi-family residential	2.9%	66	3.9%	12
Non-farm, non-residential	37.0%	1,143	45.5%	544
Loans to farmers	0%	—	0.5%	—
Commercial and industrial	5.5%	472	4.8%	1,554
Loans to individuals	4.0%	190	1.1%	52

Total	100.0%	$3,441	100.0%	$3,215

	December 31
	2004		2003		2002
(Dollars in thousands)	Percent	Amount	Percent	Amount	Percent	Amount
Loans secured by real estate:
Construction/land development	12.8%	$—	8.0%	$143	1.6%	$—
1 – 4 family residential	36.2%	488	38.5%	1,595	69.7%	1,873
Multi-family residential	1.2%	268	0.6%	9	0.6%	—
Non-farm, non-residential	43.0%	84	43.5%	792	21.5%	673
Loans to farmers	0.0%	—	0.0%	—	0.0%	—
Commercial and industrial	5.3%	1,900	7.1%	477	5.5%	948
Loans to individuals	1.5%	185	2.3%	41	1.1%	5

Total	100.0%	$2,925	100.0%	$3,057	100.0%	$3,499

Noninterest Income

Millennium’s noninterest income from continuing operations consists primarily of loan fees, net gains on sale of loans and fees, service charges on deposit accounts and, beginning in 2005, income from bank owned life insurance. The following table presents information on the sources and amounts of noninterest income.

	December 31
Noninterest Income	2006	2005	2004
(Dollars in thousands)
Service charges	$306	$262	$244
Gain on sale of loans and loan fees, net	587	1,024	992
Gain (loss) on sale of securities, net	56	(208)	4
Income from bank owned life insurance	451	195	—
Other income	131	191	503

Total	$1,531	$1,464	$1,743

The loss on sale of securities recognized in 2005 was incurred in conjunction with an investment portfolio repositioning designed to improve the investment portfolio risk profile.

Noninterest Expense

	December 31,
Noninterest Expense	2006	2005	2004
(Dollars in thousands)
Salary and benefits	$5,264	$5,736	$4,349
Occupancy	1,069	1,128	940
Furniture, equipment & computers	943	1,134	1,209
Marketing fees	206	172	106
Professional fees	634	720	588
Merger related expense	4	513	—
Administrative expense	2,154	2,422	1,545

Total	$10,274	$11,825	$8,737

Salaries and benefits expense, the largest component of noninterest expense from continuing operations, declined in 2006 compared with 2005 due primarily to a staffing reduction that was initiated in December 2005. Millennium eliminated 15 staff positions, some of which were open and expected to be filled, and the remainder involving the reduction of existing positions, in an effort to rationalize our infrastructure and improve our efficiency and profitability. The benefit from the staffing reduction was partially offset by $223,000 in stock compensation expense recognized in 2006 in accordance with adoption of FAS 123R. Most other categories of expense also declined in 2006 compared with 2005 coincident with management’s focus on cost savings and efficiency.

The merger related expenses recognized in 2006 and 2005 were transaction costs associated with the terminated acquisition of Albemarle First Bank.

Income Taxes

Millennium recorded income tax expense from continuing operations in the amount of $484,000 for the year ended December 31, 2006 compared with $514,000 for 2005 and $1.2 million for 2004. Income tax expense varies from one year to the next with changes in the level of income before taxes, changes in the amount of tax-exempt income, and the relationship of these changes to each other. Beginning in 2005 and continuing in 2006, Millennium increased its investments in municipal securities and bank owned life insurance, the income from which is not taxable, thereby reducing its effective tax rate. The effective tax rate for the years ended 2006, 2005 and 2004 were 16.1%, 28.2% and 33.9%, respectively.

In addition to federal income taxes, the bank pays a Virginia State franchise tax. The franchise tax was $245,000, $243,000, and $183,000, for the years ending December 31, 2006, 2005, and 2004, respectively.

Discontinued Operations

As of December 31, 2006, we determined that it was in our best interest to wind down our mortgage operating subsidiaries. It was our desire to focus exclusively on core banking activities going forward to eliminate, the risks normally associated with mortgage banking activities. The wind down decision was also precipitated by credit quality issues that surfaced in the subprime sector of the held for sale loan portfolio during the fourth quarter. The subprime sector of the held for sale portfolio included loans that carried a higher level of inherent risk because the loans were made to individuals who would otherwise not qualify for traditional loan products Accordingly, the results our mortgage operations are presented in a separate category on the income statement following the results from continuing operations. The components of discontinued operations are reflected in the table that follows.

STATEMENT OF INCOME FOR DISCONTINUED OPERATIONS

	2006	2005	2004
Interest Income	$2,509	$492	$1,532
Interest Expense	1,642	316	1,152

Net Interest Income	867	176	380
Provision for Loan Losses	(172)	(26)	—

Net Interest Income after Provision for Loan Losses	695	150	380

Noninterest Income
Gain (loss) on sale of loans and loan fees, net	(1,814)	2,078	837
Other income	8	—	(140)

Total Noninterest Income	(1,806)	2,078	697

Noninterest Expense
Officers’ and employees’ compensation and benefits	278	—	—
Occupancy and equipment expense	—	483	319
Marketing, promotion and advertising expense	—	132	40
Other operating expense	3,148	1,124	1,250

Total Noninterest Expense	3,426	1,739	1,609

Income (loss) from Discontinued Operations before Income Taxes	(4,537)	489	(532)
Income Tax Expense (benefit)	(1,542)	166	(181)

Income (loss) from Discontinued Operations	$(2,995)	$323	$(351)

In September 2005, we restructured mortgage operations. Prior to September 2005, we recorded gross gains on mortgage sales, which were offset by compensation expense and other direct expenses for the mortgage department. Beginning in 2006, prior periods were restated to reflect a net gain presentation (gross gains on mortgage sales netted with compensation cost). Under the new structure we established in September 2005, contractual relationships with three mortgage banking limited liability companies, the terms of each of which provided for a “per loan” fee to be paid to us, (the 51% owner of the LLC’s) for each mortgage loan sold and required the 49% owners to pay for all costs of operation while retaining all other fee income.

At December 31, 2006 there were $37.7 million in loans held for sale attributable to discontinued operations. Included in the carrying amount for loans held for sale was a $3.0 million lower of cost or market adjustment. The expense associated with this adjustment is reflected as a contra revenue item in gain on sale of loans, net. The amount reflected in other loan expense for 2006 in the following table is a charge to establish a $2.9 million reserve for potential off-balance sheet exposure associated with loans already sold to investors. Investor agreements provide that the seller must buyback the loan under certain conditions, such as early payment default, and management determined at December 31, 2006 that it was more likely than not that buyback conditions occurred in some of the production sold to investors, particularly for identified loans that were originated under sub prime underwriting guidelines.

Other operating expenses consist of the following:

	2006	2005	2004
Dues and fees	$—	$1	$2
Franchise taxes and miscellaneous taxes	—	2	—
Insurance expense	—	5	3
Meetings and seminar expense	—	50	19
Miscellaneous operating expenses	235	55	72
Office expenses	—	173	170
Outside services	—	9	127
Professional fees	—	194	454
Other loan expense	2,913	635	403

Total Other Operating Expenses	$3,148	$1,124	$1,250

Sources of Funds

Deposits

Deposits have been the principal source of Millennium’s funds for use in lending and for other general business purposes. At present, Millennium has employed alternative methods to gather deposits to fund our mortgage loan operations and commercial lending. Alternative methods used are advances from the Federal Home Loan Bank of Atlanta for daily and longer-term borrowings and also brokered deposits. Brokered deposits are deposits that we obtain through brokers for a fee. Brokered deposits are available in bulk, and they do not require any investments in branch offices, branch personnel or additional spending for marketing or education of employees. The brokered deposits that we obtain consist primarily of jumbo 30 day to 3-year certificates of deposits. Brokered deposits often earn a rate of interest that is higher than the rates we pay on other deposit products, which increases Millennium’s overall cost of funds and decreases our net interest margin.

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

At December 31, 2006, deposits were $482.7 million, an increase of 61.4% from $299.0 million at December 31, 2005. The increase in deposits was most heavily concentrated in certificates of deposit, the result of a highly successful promotion. This influx of certificates of deposit, while a more expensive funding source than other retail products, provides cross sell opportunities. Raising low cost deposits continues to be a challenge in our marketplace, which has been further exacerbated by the inverted yield curve. The decline in savings account balances from December 31, 2005 reflects a customer preference for the higher yielding short-term certificates of deposit. The deposit growth in other categories is a reflection of branch office growth, aggressive pricing, marketing and other bank consolidation in Millennium’s principal market. In order to reduce the overall cost of funds and reduce our reliance on high cost time deposits and short-term borrowings as a funding source, we continue to direct extensive marketing efforts towards attracting lower cost transaction accounts, however, there is no assurance that these efforts will be successful, or if successful, that they will reduce our reliance on time deposits and short-term borrowings.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by Millennium at the dates indicated.

	December 31,
(Dollars in thousands)	2006	2005	2004
Savings accounts	$9,434	$24,604	$19,679
Demand deposit accounts	31,303	25,765	22,924
NOW accounts	54,185	43,062	9,348
Money market accounts	50,932	56,184	97,927
CD’s less than $100K	180,763	55,496	55,078
CD’s greater than $100K	156,112	93,885	75,877

Total	$482,729	$298,996	$280,833

The following table contains information pertaining to the average amount and the average rate paid on each of the following deposit categories for the periods indicated.

	Years Ended December 31,
	2006		2005		2004
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest bearing
Demand deposits	$29,902	0.00%	$24,589	0.00%	$19,883	0.00%
Interest bearing
NOW accounts	45,117	3.67%	39,717	2.54%	9,723	0.79%
Savings/Money
Market accounts	68,754	3.54%	105,431	2.37%	113,005	1.47%
Time deposits	228,996	4.87%	129,052	3.92%	122,635	4.05%

Total deposits	$372,769	4.09%	$298,789	2.87%	$265,246	2.30%

The variety of deposit accounts offered by Millennium has allowed us to be competitive in obtaining funds and has allowed us to respond with flexibility to, although not to eliminate, the threat of disintermediation (the flow of funds away from depository institutions such as banking institutions into direct investment vehicles such as government and corporate securities). The ability of Millennium to attract and maintain deposits, and its cost of funds, has been, and will continue to be, significantly affected by money market conditions.

The following table indicates the amount of Millennium’s certificates of deposits by time remaining until maturity at December 31, 2006:

	Maturity
(Dollars in thousands)	3 Months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
Certificates of deposit less than $100,000	$57,856	$39,906	$32,550	$50,451	$180,763
Certificates of deposit of $100,000 or more	41,160	32,262	29,622	53,068	156,112

Total certificates of deposits	$99,016	$72,168	$62,172	$103,519	$336,875

Borrowings

As a member of the Federal Home Loan Bank of Atlanta, Millennium is required to own capital stock in the Federal Home Loan Bank and is authorized to apply for advances from the Federal Home Loan Bank. Each

Federal Home Loan Bank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Federal Home Loan Bank may prescribe the acceptable uses to which these advances may be put, as well as on the size of the advances and repayment provisions. The advances are collateralized by Millennium’s investment in Federal Home Loan Bank stock and by Millennium’s agency and mortgage-backed investment securities. At December 31, 2006, and December 31, 2005, $47.9 million and $65.0 million, respectively, was outstanding to the Federal Home Loan Bank.

Millennium’s borrowings also include federal funds purchased. At December 31, 2006 and December 31, 2005, Millennium had $0 and $215,000, respectively, in federal funds purchased.

Millennium uses borrowings to supplement deposits when borrowings are available at a lower overall cost to Millennium or they can be invested at a positive rate of return.

The following tables set forth the maximum month-end balances, average balances and weighted average rates, of Federal Home Loan Bank advances, securities sold under agreements to repurchase and other borrowings for the years indicated.

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Maximum Balance:
FHLB advances	$82,600	$66,100	$45,000
Federal funds purchased	7,620	20,907	7,066
Subordinated debentures	8,000	8,000	8,000
Securities sold under agreements to repurchase	$—	$—	$—

	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
FHLB advances	$60,563	4.82%	$49,435	3.57%	$23,419	2.18%
Federal funds purchased	1,416	5.15%	8,279	3.86%	5,174	1.78%
Subordinated debentures	8,000	9.76%	8,000	8.18%	8,000	5.71%
Securities sold under agreement to repurchase	$—	—%	$—	—%	$560	0.25%

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

Operating activities in 2006 and 2005 absorbed approximately $14.4 million and $8.6 million, respectively. This change resulted primarily from the net increase in loans held for sale of $15.7 million in 2006 as compared to the net decrease in loans held for sale of $7.3 million in 2005. Investing activities absorbed approximately $149.0 million and $56.2 million respectively for the years ended December 31, 2006 and 2005. In 2006 the change resulted primarily from approximate increases of $49.4 million in federal funds sold, $47.0 in the net increase in loans, and $59.3 in the net increase of investment securities. In 2005, the change resulted primarily from a net increase in investment securities of $44.6 million and the purchase of $8.0 million in bank owned life insurance. In addition, for the years ended December 31, 2006 and 2005, financing activities provided $166.2 and $50.1 million, respectively. In 2006, this change was primarily a result of an increase of approximately $183.7 million in deposits. This increase was partially offset by an approximate $17.1 million decrease in FHLB borrowings. In 2005, this change was mainly attributable to an increase in deposits of $18.2 million and a $38.5 million increase in FHLB borrowings. These increases were partially offset by a $6.9 million decrease in federal funds purchased.

Millennium uses its sources of funds primarily to meet operating needs, to pay deposit withdrawals and fund loan commitments. At December 31, 2006 and December 31, 2005 total approved loan commitments were $65.0 million and $51.6 million, respectively. Certificates of deposit scheduled to mature in one year or less at December 31, 2006, totaled $233.4 million.

At December 31, 2006, we had a borrowing limit of $145.9 million with the Federal Home Loan Bank. Our outstanding borrowings from the Federal Home Loan Bank totaled $ 47.9 million at December 31, 2006, which leaves an additional borrowing capacity of $98.0 million. Our borrowing limit is based on 25% of Bank assets at each quarter end date. We also have two lines of credit with the Community Bankers Bank in Virginia in the amounts of $10.1 million secured and $12.1 million unsecured. Our outstanding borrowings from the Community Bankers Bank were $0 at December 31, 2006, leaving remaining available lines of credit of $22.1 million. In addition, we have a $5.0 million line and $7.5 million lines of credit with The Bankers Bank and Compass Bank, respectively. There were no borrowings outstanding against either of these lines at December 31, 2006.

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

Millennium Bankshares and Millennium Bank are subject to regulatory capital requirements of the Federal Reserve. At December 31, 2006, Millennium exceeded all such regulatory capital requirements as shown in the following table.

	December 31, 2006
	Millennium Bankshares Corporation	Millennium Bank
(Dollars in thousands)
Tier 1 Capital:
Common stock	$44,631	$14,800
Capital surplus	4,408	29,800
Trust preferred securities (1)	8,000	—
Retained earnings	275	2,265

Disallowed intangible assets	—	—

Total Tier 1 Capital	57,314	46,865

Tier 2 Capital:
Allowance for loan losses (2)	3,441	3,377
Off balance sheet risk exposure	1,204	1,211
Trust preferred securities	—	—

Total Tier 2 Capital	4,645	4,588

Total Risk Based Capital	$61,959	$51,453

Risk Weighted Assets

Capital Ratios:
Tier 1 Risk-based	15.50%	12.83%
Total Risk-based	16.75%	14.08%
Tier 1 Capital to average adjusted total assets	9.74%	8.09%

(1)	Limited to 25% of Tier 1 Capital. Remainder is Tier 2 capital.

(2)	Limited to 1.25% of risk weighted assets.

Off Balance Sheet Arrangements

The following table summarizes our off-balance sheet arrangements.

	Maturity by Period
December 31, 2006 (in thousands)	Less than 1 year	Greater than 1 year to 3 years	Greater than 3 years to 5 years	Greater than 5 years	Total
Standby letters of credit	$1,163	$—	$—	$—	$1,163
Commitments to extend credit	23,568	12,221	2,603	25,422	63,814
Mortgage banking commitments:
Rate lock commitments	$17,450	$—	$—	$—	$17,450

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

Aggregate Contractual Obligations

The following table summarizes our contractual obligations.

	Maturity by Period at December 31, 2006
(Dollars in thousands)	Less than 1 year	Greater than 1 year to 3 years	Greater than 3 years to 5 years	Greater than 5 years	Total
Deposits	$233,357	$92,082	$11,436	$—	$336,875
FHLB borrowings	17,500	7,600	12,800	10,000	47,900
Subordinated debentures	—	—	—	8,000	8,000
Lease commitments	645	1,163	522	1,422	3,752

Total	$251,502	$100,845	$24,758	$19,422	$396,527

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Static gap is the difference between interest-sensitive assets and interest-sensitive liabilities maturing or repricing within a specific time interval measured at a balance sheet date. The gap can be managed by repricing assets or liabilities, by selling investments, by replacing an asset or liability prior to maturity, or by adjusting the interest rate during the life of an asset or liability. Matching the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net income due to changes in market interest rates. As reflected in the table below, Millennium, at December 31, 2006, had $165.9 million more in liabilities than assets that can reprice within one year or less and therefore we were in a liability sensitive position. Generally, a liability sensitive position is favorable to the Bank in a decreasing rate environment and unfavorable to the Bank in an increasing rate environment. It is important to recognize that deposits with no stated maturity have been presented in this gap table in the 3 months or less bucket because they can reprice in that time frame. These deposits may not indeed reprice that quickly, however.

The following table presents the amounts of Millennium’s interest sensitive assets and liabilities that mature or reprice in the periods indicated, exclusive of non-accrual loans.

	December 31, 2006 Maturing or Repricing In:
	3 Months or less	4-12 Months	1-5 Years	Over 5 Years
(Dollars in thousands)
Interest-sensitive assets:
Loans (1)	$129,888	$28,441	$110,236	$64,618
Investments (2)(3)	9,802	—	64,261	101,310
Federal funds sold	50,364	—	—	—

Total interest-sensitive assets	190,054	28,441	174,497	165,928

Cumulative interest-sensitive assets	190,054	218,495	392,992	558,920

Interest-sensitive liabilities:
NOW accounts	54,185	—	—	—
Savings/Money Market deposit accounts	60,367	—	—	—
Certificates of deposit	99,016	134,341	103,518	—
Borrowed money	35,500	2,500	17,900	—

Total interest-sensitive liabilities	249,068	136,841	121,418	—

Cumulative interest-sensitive liabilities	249,068	385,909	507,327	507,327

Period gap	(59,014)	(108,400)	53,079	165,928
Cumulative gap	$(59,014)	$(167,414)	$(114,335)	$51,593
Ratio of cumulative interest-sensitive assets to cumulative interest-sensitive liabilities	76.31%	56.62%	77.46%	110.17%
Ratio of cumulative gap to total assets	(9.98)%	(28.30)%	(19.33)%	8.72%

Total Assets				$591,542

(1)	Includes mortgage loans held for sale.

(2)	Excludes Federal Reserve, Federal Home Loan Bank, and Community Bankers Bank stock.

(3)	Anticipates prepayments on FNMA and FHLMC pools.

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

The following reflects the results of Millennium’s net interest income sensitivity analysis at December 31, 2006.

Rate Change	Estimated Net Interest Income Sensitivity
+200 bp	No change
-200 bp	-12.8%

At December 31, 2006, Millennium’s interest rate risk model indicated that, in a rising rate environment of 200 basis points, net interest income would remain flat. In the same time period the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income would decrease 12.8%. Millennium’s net interest income at risk is within policy limits. Management has been actively engaging in strategies to minimize the identified risk in the declining rate environment and anticipates the magnitude of sensitivity in the declining rate environment will continue to diminish in 2007. Management also does not view the likelihood of a 200 basis point decline in the near term as very probable but is nonetheless currently contemplating additional actions which can be taken to further minimize the identified risk in the declining rate environment.

The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, including the nature and timing of interest rate levels such as yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment or replacement of asset and liability cash flows. In late 2006, Millennium changed the repricing assumption in the interest rate risk model such that offering rates on transactional deposits would move in tandem, both in magnitude and timing, with changes in market rates to more closely align the model to our current deposit pricing strategy While assumptions are developed based upon current economic and local market conditions, Millennium cannot make any assurances about the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

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

The following table presents the economic value of equity shock analysis at December 31, 2006.

Change in Yield Curve	(in thousands) Change in Economic Value of Equity
+200 basis points	$42,244
Flat	$54,042
-200 basis points	$53,975

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10-K.

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Millennium Bankshares Corporation

Reston, Virginia

We have audited the accompanying consolidated balance sheets of Millennium Bankshares Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

Crowe Chizek and Company LLC

Lexington, Kentucky

April 13, 2007

MILLENNIUM BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

(dollars in thousands, except share data)

	2006	2005
ASSETS
Cash and due from banks	$8,288	$5,505
Federal funds sold	50,364	915
Securities available for sale	172,703	123,814
Restricted stock	4,449	4,551
Loans held for sale, included in discontinued operations	37,728	22,044
Loans receivable (net of allowance for loan losses of $3,441 in 2006 and $3,215 in 2005)	295,057	248,203
Premises and equipment, net	2,029	2,625
Accrued interest receivable	3,226	2,070
Bank owned life insurance	12,645	8,195
Other assets	5,053	3,593

Total Assets	$591,542	$421,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$31,303	$25,765
Interest-bearing	451,426	273,231

Total Deposits	482,729	298,996
Federal funds purchased and repurchase agreements	—	215
Advances from Federal Home Loan Bank	47,900	65,000
Subordinated debentures	8,000	8,000
Accrued interest payable	1,287	784
Other accrued expenses	4,074	827

Total Liabilities	543,990	373,822

Stockholders’ Equity
Common stock, $5 par value; authorized 10,000,000 shares; issued and outstanding 8,926,291 in 2006, 8,848,329 in 2005	44,631	44,241
Additional paid-in capital	4,408	4,075
Accumulated other comprehensive income (loss)	(1,762)	(2,090)
Retained earnings	275	1,467
Total Stockholders’ Equity	47,552	47,693

Total Liabilities and Stockholders’ Equity	$591,542	$421,515

The Notes to Consolidated Financial Statements are an integral part of these statements.

MILLENNIUM BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in thousands, except share data)

	2006	2005	2004
Interest Income
Loans, including fees	$21,532	$18,828	$13,768
Securities	7,008	4,716	3,032
Federal funds sold	565	37	40

Total Interest Income	29,105	23,581	16,840

Interest Expense
Deposits	13,876	8,308	5,045
Federal funds purchased and repurchase agreements	67	310	78
Advances from Federal Home Loan Bank	2,659	1,711	424
Subordinated debentures	781	654	457

Total Interest Expense	17,383	10,983	6,004

Net Interest Income	11,722	12,598	10,836
Provision for Loan Losses	(19)	412	271

Net Interest Income after Provision for Loan Losses	11,741	12,186	10,565

Noninterest Income
Gain on sale of loans and loan fees, net	587	1,024	992
Service charges	306	262	244
Gain (loss) on sale of securities	56	(208)	4
Other income	582	386	503

Total Noninterest Income	1,531	1,464	1,743

Noninterest Expense
Officers’ and employees’ compensation and benefits	5,264	5,736	4,349
Occupancy and equipment expense	2,012	2,262	2,149
Marketing, promotion and advertising expense	206	172	106
Other operating expense	2,792	3,655	2,133

Total Noninterest Expense	10,274	11,825	8,737

Income from Continuing Operations before Income Taxes	2,998	1,825	3,571
Provision for Income Tax Expense	484	514	1,211

Income from Continuing Operations	2,514	1,311	2,360
Income (loss) from Discontinued Operations	(2,995)	323	(351)

Net Income (loss)	$(481)	$1,634	$2,009

The Notes to Consolidated Financial Statements are an integral part of these statements.

MILLENNIUM BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004-CONTINUED

(Dollars in thousands, except share data)

	2006	2005	2004
Earnings per common share from continuing operations
Basic	$0.28	$0.15	$0.34
Diluted	$0.28	$0.15	$0.32
Earnings (loss) per common share from discontinued operations
Basic	$(0.34)	$0.04	$(0.05)
Diluted	$(0.33)	$0.04	$(0.05)
Earnings (loss) per common share
Basic	$(0.05)	$0.19	$0.29
Diluted	$(0.05)	$0.18	$0.27
Dividends per common share	$0.08	$—	$—
Weighted average shares outstanding
Basic	8,902,634	8,798,106	7,037,771
Diluted	9,115,857	8,939,052	7,356,247

The Notes to Consolidated Financial Statements are an integral part of these statements.

MILLENNIUM BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in thousands except share data)

	Number of Shares	Par Value	Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Totals	Comprehensive Income
Balance, January 1, 2004	3,642,908	$18,214	$599	$(2,176)	$(719)	$15,918
Sale of common stock, net of expenses	4,074,961	20,375	4,199			24,574
Options exercised	12,320	62	10			72
Conversion of warrants to common stock	1,050,270	5,251				5,251
Redemption of 603,010 warrants for cash			(752)			(752)
Changes in net unrealized gain (loss) on securities available for sale, net of tax effect		—	—	—	39	39	$39
Net income	—	—	—	2,009		2,009	2,009

Balance, December 31, 2004	8,780,459	43,902	4,056	(167)	(680)	47,111	2,048

Options exercised	67,870	339	19	—	—	358
Changes in net unrealized gain (loss) on securities available for sale, net of tax effect		—	—	—	(1,410)	(1,410)	(1,410)
Net income	—	—	—	1,634	—	1,634	1,634

Balance, December 31, 2005	8,848,329	44,241	4,075	1,467	(2,090)	47,693	224

Options exercised	77,962	390	110	—	—	500
Stock compensation expense			223	—	—	223
Dividends paid				(711)		(711)
Changes in net unrealized gain (loss) on securities available for sale, net of tax effect		—	—	—	328	328	328
Net income (loss)	—	—	—	(481)		(481)	(481)

Balance, December 31, 2006	8,926,291	$44,631	$4,408	$275	$(1,762)	$47,552	$(153)

The Notes to Consolidated Financial Statements are an integral part of these statements.

MILLENNIUM BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(dollars in thousands, except share data)

	2006	2005	2004
Net income (loss)	$(481)	$1,634	$2,009
Noncash items included in net income
Depreciation and amortization	713	839	919
Provision for loan losses, including discontinued operations	153	438	271
Deferred tax expense (benefit)	—	(729)	491
Amortization of investment security premiums and accretion of discounts, net	190	139	251
Realized loss (gain) on sale of investment securities available for sale	(56)	208	(4)
Loss on disposal of assets	—	15	133
Stock Compensation Expense	223	—	—
Cash surrender value of bank owned life insurance	(450)	(195)	—
Change in
Loans held for sale, net (discontinued operations)	(15,684)	7,293	(20,268)
Accrued interest receivable	(1,156)	(487)	(108)
Other assets	(1,629)	167	655
Accrued interest payable	503	203	41
Other accrued expenses	3,247	(940)	971

Net Cash Provided by (Used in) Operating Activities	(14,427)	8,585	(14,639)

Cash Flows from Investing Activities
Decrease (increase) in Federal funds sold	(49,449)	(860)	6
Loan originations and payments, net	(47,007)	(1,722)	(41,277)
Purchase of securities available for sale	(59,293)	(66,439)	(50,931)
Sales of securities available for sale	3,178	12,787	48,236
Pay down of securities available for sale	7,691	9,022	5,102
Purchase of bank owned life insurance	(4,000)	(8,000)	—
Payments for the purchase of premises and equipment	(117)	(1,012)	(1,247)
Proceeds from disposal of property	—	—	16

Net Cash Used in Investing Activities	(148,997)	(56,224)	(40,095)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	500	358	24,646
Dividend distributions	(711)	—	—
Net proceeds from warrants redemption	—	—	4,499
Net increase in deposits	183,733	18,163	8,721
Net increase (decrease) in FHLB borrowings	(17,100)	38,500	16,100
Net increase (decrease) in Federal funds purchased and repurchase agreements	(215)	(6,851)	1,437

Net Cash Provided by Financing Activities	166,207	50,170	55,403

Net Increase in Cash and Due from Banks	2,783	2,531	669
Cash and Due from Banks, beginning of year	5,505	2,974	2,305

Cash and Due from Banks, end of year	$8,288	$5,505	$2,974

Supplemental Cash Flow Information
Interest Paid	$16,832	$10,731	$5,915
Taxes Paid	$810	$2,001	$42
Noncash Investing Activities
Loans transferred from held for sale to held to maturity	$—	$—	$122

The Notes to Consolidated Financial Statements are an integral part of these statements.

MILLENINUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Millennium Bankshares Corporation (the Corporation) and its subsidiaries: Millennium Bank, N.A., Millennium Brokerage Services, Inc. (terminated in 2004), Millennium e-Banking Solutions, L.L.C. (terminated in 2005), and Millennium Financial, Inc. All significant intercompany accounts and transactions have been eliminated. The Corporation was incorporated in 1998 and began operations on April 1, 1999.

Millennium Bank, N.A., (the Bank) is a federally chartered national bank and is subject to regulation by the Office of the Comptroller of the Currency (OCC). The accounts of Millennium Bank, N.A. include its subsidiary, Millennium Capital, Inc. and include other investments whose equity is not material to Millennium Bank, N.A. The principal activities of the Bank are to attract deposits and originate loans. Millennium Capital, Inc., a wholly owned subsidiary of the Bank, conducted mortgage banking, as permitted by applicable regulations, for nationally chartered banks until August 31, 2005. In September, three majority-owned operating subsidiaries engaged in mortgage banking began operations; Millennium Sunbelt Mortgage, LLC, Millennium Bank Mortgage, LLC and Millennium Hyland Mortgage, LLC (the “LLC’s”). As of December 31, 2006, the Corporation determined that it was in its best interest to wind down its mortgage operating subsidiaries. It was the Corporation’s desire to focus exclusively on core banking activities to eliminate, going forward, the risks normally associated with mortgage banking activities. The wind down decision was also precipitated by credit quality issues that surfaced in the held for sale loan portfolio during the fourth quarter 2006. Accordingly, the results of the Corporation’s mortgage operations are presented in a separate category on the income statement following the results from continuing operations.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could vary from the estimates that were used. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the fair value of financial instruments.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates (continued)

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

The Corporation’s primary source of income is interest income.

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

Loans Held for Sale

Loans originated and intended for sale in the secondary market are aggregated into pools of loans with similar characteristics and carried at the lower of cost or estimated fair value in the aggregate for each pool. Unrealized losses, if any, are recognized through a valuation allowance by charges to income. Loans later transferred to a long-term investment classification are transferred at the lower of cost or market value on the transfer date. Any difference between the carrying amount of the loan and its outstanding principal balance at the time of transfer is recognized as an adjustment to yield by the interest method.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Federal Home Loan Bank Stock and Federal Reserve Bank Stock

The Bank, as a member of the Federal Home Loan Bank (FHLB) of Atlanta, is required to hold shares of capital stock in the FHLB consisting of two components; membership stock equal to the lesser of a specified percentage of the Bank’s total assets on December 31 of the prior year, or 0.20 percent, plus activity-based stock which is 4.50 percent times the Bank’s outstanding advances from the FHLB. This investment is recorded at cost and periodically evaluated for impairment. Both cash and stock dividends are reported as income. The amount of FHLB stock was $3,052, and $3,628 at December 31, 2006, and 2005, respectively. The Bank, as a member of the Federal Reserve Bank (FRB) is also required to hold shares of capital stock in the FRB. The amount of FRB stock was $1,338 and $864 at December 31, 2006 and 2005, respectively.

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

Stockholders’ Equity and Dividend Payment Restrictions (continued)

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation. The total amount of dividends that may be paid in any calendar year is limited to the current years’ net profits, combined with the retained net profits of the preceding two years and loans or advances from the Bank to the Corporation are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis. At December 31, 2006, the Bank had retained earnings of $1,598 available for the payment of dividends. No funds are available for loans or advances by the Bank to the Corporation.

Income Taxes

Income tax expense is the total of current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

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

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Compensation Plans (continued)

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2005	2004
Net income as reported	$1,634	$2,009
Deduct: Total stock based employees compensation expense determined under fair value based method for all awards, net of related tax effects	(135)	(125)

Pro forma	$1,499	$1,884

Earnings per share:
Basic - as reported	$0.19	$0.29

Basic - pro forma	$0.17	$0.27

Diluted - as reported	$0.18	$0.27

Diluted - pro forma	$0.17	$0.26

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

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Rate Lock Commitments

The Corporation enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. To minimize interest rate risk, it is the policy of the Corporation to sell all fixed rate mortgage loans to the secondary market within 60 days of origination. At December 31, 2006, the Corporation had rate lock commitments to originate and sell loans held-for-sale of $17.5 million.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“ FASB”) issued Statement No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” Among other things, SFAS No. 154 requires that a voluntary change in accounting principle be applied retroactively with all prior period financial statements presented on the new accounting principle, unless it is impractical to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. The new standard was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of this statement did not have a material effect on the Corporation’s financial statements.

In February 2006, the FASB issued Statement No. 155 (“SFAS No. 155”), “Accounting for Certain Hybrid Instruments.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. It is anticipated that this statement will not have a material effect on the Corporation’s financial statements.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In March 2006, the FASB issued Statement No. 156 (“SFAS No. 156”), “Accounting for Servicing of Financial Assets-An Amendment of FASB Statement No. 140.” Among other requirements SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. It further requires initial measurement of all newly purchased or issued separately recognized servicing assets and servicing liabilities at fair value, if practicable. Subsequent measurements may be made using either the fair value or amortization method. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with early adopting permitted. It is anticipated that this statement will not have a material effect on the Corporation’s financial statements.

In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The Corporation has not finalized its analysis of the impact of adopting this Interpretation, which is effective for it on January 1, 2007 but the Corporation’s preliminary assessment is that adoption of this Interpretation will not have a material effect on the Corporation’s financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements and requires that the registrant’s materiality evaluation of an identified unadjusted error quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements be considered in quantifying misstatements in current year financial statements. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. Application of SAB 108 did not have a material effect on its financial statements.

In September 2006, the FASB issued Statement No. 157 (SFAS No. 157), “Fair Value Measurements.” SFAS defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Corporation does not expect the implementation of SFAS 157 to have a material impact on its financial statements.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

2.	DISCONTINUED OPERATIONS

As of December 31, 2006, the Corporation determined that it was in its best interest to wind down its mortgage operating subsidiaries. It was the Corporation’s desire to focus exclusively on core banking activities going forward to eliminate, going forward, the risks normally associated with mortgage banking activities. The wind down decision was also precipitated by credit quality issues that surfaced in the held for sale loan portfolio during the fourth quarter. Accordingly, the results of the Corporation’s mortgage operations are presented in a separate category on the income statement following the results from continuing operations.

STATEMENT OF INCOME FOR DISCONTINUED OPERATIONS

	2006	2005	2004
Interest Income	$2,509	$492	$1,532
Interest Expense	1,642	316	1,152

Net Interest Income	867	176	380
Provision for Loan Losses	(172)	(26)	—

Net Interest Income after Provision for Loan Losses	695	150	380

Noninterest Income
Gain (loss) on sale of loans and loan fees, net	(1,814)	2,078	837
Other income	8	—	(140)

Total Noninterest Income	(1,806)	2,078	697

Noninterest Expense
Officers’ and employees’ compensation and benefits	278	—	—
Occupancy and equipment expense	—	483	319
Marketing, promotion and advertising expense	—	132	40
Other operating expense	3,148	1,124	1,250

Total Noninterest Expense	3,426	1,739	1,609

Income (loss) from Discontinued Operations before Income Taxes	(4,537)	489	(532)
Income Tax Expense (benefit)	(1,542)	166	(181)

Income (loss) from Discontinued Operations	$(2,995)	$323	$(351)

In September 2005, the Corporation restructured its mortgage operations. Prior to September 2005, the Corporation recorded gross gains on mortgage sales, which were offset by compensation expense and other direct expenses for the mortgage department. Beginning in 2006, prior periods were restated to reflect a net gain presentation (gross gains on mortgage sales netted with compensation cost). Under the new structure the Corporation established in September 2005, contractual relationships with three mortgage banking limited liability companies, the terms of each of which provided for a “per loan” fee to be paid to the Corporation, (the 51% owner of the LLC’s) for each mortgage loan sold and required the 49% owners to pay for all costs of operation while retaining all other fee income.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

2.	DISCONTINUED OPERATIONS (continued)

At December 31, 2006 there were $37.7 million in loans held for sale attributable to discontinued operations. Included in the carrying amount for loans held for sale is a $2.965 million lower of cost or market adjustment. The expense associated with this adjustment is reflected as a contra revenue item in gain on sale of loans, net. The $2.913 million reflected in other loan expense for 2006 in the following table is a charge to establish a reserve for potential off-balance sheet exposure associated with loans already sold to investors. The reserve for off-balance sheet exposure is included in other liabilities. Other than the establishment of this reserve in 2006, there was no other activity in this reserve account in 2006, 2005 or 2004. Investor agreements provide that the seller must buyback the loan under certain conditions, such as early payment default, and management determined at December 31, 2006 that it was more likely than not that buyback conditions occurred in some of the production sold to investors, particularly for identified loans that were originated under sub prime underwriting guidelines.

Other operating expenses consist of the following:

	2006	2005	2004
Dues and fees	$—	$1	$2
Franchise taxes and miscellaneous taxes	—	2	—
Insurance expense	—	5	3
Meetings and seminar expense	—	50	19
Miscellaneous operating expenses	235	55	72
Office expenses	—	173	170
Outside services	—	9	127
Professional fees	—	194	454
Other loan expense	2,913	635	403

Total Other Operating Expenses	$3,148	$1,124	$1,250

3.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain a certain amount of cash on hand or with the Federal Reserve Bank. At December 31, 2006 and 2005 the required reserve balances amounted to $3,175 and $4,143, respectively.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

4.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale as shown in the balance sheets of the Bank are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2006
U.S. Government and Agency Securities	$72,160	$20	$(1,583)	$70,597
Mortgage-backed Securities	50,716	29	(731)	50,014
States and Political Subdivisions	43,695	41	(372)	43,364
Other Debt Securities	8,802	8	(82)	8,728

Total Debt Securities	$175,373	$98	$(2,768)	$172,703

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2005
U.S. Government and Agency Securities	$60,287	$—	$(1,972)	$58,315
Mortgage-backed Securities	33,702	—	(816)	32,886
States and Political Subdivisions	25,409	—	(383)	25,026
Other Debt Securities	7,584	3	—	7,587

Total Debt Securities	$126,982	$3	$(3,171)	$123,814

The amortized cost and fair value of debt securities available for sale at December 31, 2006 by contractual maturity were as follows. Mortgage-backed securities, which are not due at a single maturity date, are shown separately.

	Amortized Cost	Fair Market Value
Less than one year	$1,000	$997
After one year through five years	34,026	33,312
After five years through ten years	41,578	40,764
After ten years	48,053	47,616
Mortgage-backed securities	50,716	50,014

	$175,373	$172,703

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

4.	SECURITIES AVAILABLE FOR SALE (continued)

Investment securities with a carrying amount of $99,244 and $76,442 at December 31, 2006 and 2005 respectively, were pledged as collateral for Federal Home Loan Bank and Community Bankers Bank advances, to secure repurchase agreements and for other purposes as required or permitted by law.

During 2006, 2005 and 2004, proceeds from the sale of investment securities totaled $3,178, $12,787 and $48,236, respectively, with gross realized gains of $56, $1, and $160 respectively, and gross realized losses of $0, $209 and $156, respectively.

Securities with unrealized losses at year-end 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	December 31, 2006
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. Government and Agencies securities	$3,158	$(7)	$58,728	$(1,576)	$61,886	$(1,583)
Mortgage-backed securities	14,327	(44)	24,914	(687)	39,241	(731)
States and political Subdivisions	18,758	(200)	10,227	(172)	28,985	(372)
Other debt securities	7,463	(82)	—	—	7,463	(82)

	$43,706	$(333)	$93,869	$(2,435)	$137,575	$(2,768)

	December 31, 2005
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. Government and Agencies securities	$8,487	$(153)	$49,828	$(1,819)	$58,315	$(1,972)
Mortgage-backed securities	25,049	(577)	6,477	(239)	31,526	(816)
States and political Subdivisions	15,340	(383)	—	—	15,340	(383)

	$48,876	$(1,113)	$56,305	$(2,058)	$105,181	$(3,171)

Unrealized losses on bonds have not been recognized into income because the bonds are investment grade, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is due to changes in market interest rates, not in estimated cash flows. The fair value is expected to recover as the bonds approach their maturity date or reset date.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

5.	LOANS RECEIVABLE

Loans receivable include the following at December 31:

	2006	2005
Real estate loans
Mortgage	$85,929	$65,919
Commercial	125,540	126,325
Construction	55,245	43,368

Total real estate loans	266,714	235,612
Commercial	18,502	13,180
Consumer	13,468	2,897
Overdrafts	22	20

Subtotal	298,706	251,709
Allowance for loan losses	(3,441)	(3,215)
Deferred loan costs (fees)	(208)	(291)

Total Loans	$295,057	$248,203

An analysis of the allowance for loan losses is as follows at December 31:

	2006	2005	2004
Balance beginning of period	$3,215	$2,925	$3,057
Provision for loan losses	(19)	412	271
Provision attributable to discontinued operations	172	26	—
Loans charged to reserve	—	(272)	(521)
Recoveries credited to reserve	73	124	118

Totals	$3,441	$3,215	$2,925

The provision for loan losses attributable to discontinued operations relate to losses recognized on portfolio loans made to provide operating capital to the 49% owners of the LLC’s in conjunction with their mortgage operations.

The Bank had non-accrual loans of $3,043 and $598 at December 31, 2006 and 2005, respectively. The Bank had $379 and $166 of loans past due 90 days or more still accruing at December 31, 2006 and 2005, respectively.

Mortgage loans totaling $15.5 million and $6.9 million, respectively, were pledged as collateral for Federal Home Loan Bank advances at December 31, 2006 and December 31, 2005, respectively under a blanket floating lien.

Information regarding impaired loans is as follows:

	December 31,
	2006	2005
Loans with no allocated allowance for loan losses	$—	$—
Loans with allocated allowance for loan losses	3,043	598

Total	$3,043	$598

Amount of the allowance for loan losses allocated	$555	$289
Average investment in impaired loans	$1,651	$120
Interest income recognized during impairment	$—	$—
Interest income recognized on a cash basis on impaired loans	$—	$—

No additional funds are committed to be advanced in connection with the impaired loans above.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

6.	PREMISES AND EQUIPMENT

Premises and equipment include the following at December 31:

	2006	2005
Furniture and equipment	$5,195	$5,020
Leasehold improvements	1,835	1,893

Total cost	7,030	6,913
Less accumulated depreciation and amortization	(5,001)	(4,288)

Premises and equipment, net	$2,029	$2,625

Depreciation of premises and equipment charged to expense amounted to $713, $755, and $796 in 2006, 2005, and 2004, respectively.

7.	DEPOSITS

Time deposits in denominations of $100,000 or more totaled $156,112 at year-end 2006 and $93,885 at year-end 2005. Time deposits mature as follows at December 31, 2006:

2007	$233,357
2008	71,620
2009	20,462
2010	7,840
2011	3,596

Total	$336,875

8.	BORROWINGS

The Corporation had borrowings outstanding as follows:

December 31, 2006:	Interest Rate	Maturity	Amount
Federal Home Loan Bank (1)
Advances	5.46%	February 13, 2007	5,000
Advances	5.43%	June 11, 2007	5,000
Advances	4.41%	July 25, 2007	1,500
Advances	3.44%	October 9, 2007	1,000
Advances	5.43%	December 11, 2007	2,500
Advances	5.50%	December 17, 2007	2,500
Advances	5.46%	June 2, 2008	2,500
Advances	4.51%	July 25, 2008	1,500
Advances	4.36%	December 22, 2008	3,600
Advances	3.90%	March 23, 2010	5,000
Advances	4.64%	July 26, 2010	2,000
Advances	5.45%	March 29, 2011	800
Advances	5.11%	June 20, 2011	5,000
Advances	4.86%	March 12, 2012	5,000
Advances	5.32%	June 28, 2016	5,000

			$47,900

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

8.	BORROWINGS (continued)

December 31, 2005:	Interest Rate	Maturity	Amount
Federal funds purchased	4.44%	Demand	$215

Federal Home Loan Bank (1)
Advances	4.44%	Demand	$22,900
Advances	4.33%	February 13, 2006	5,000
Advances	4.56%	June 11, 2007	5,000
Advances	4.41%	July 25, 2007	1,500
Advances	3.44%	October 9, 2007	1,000
Advances	4.53%	December 11, 2007	2,500
Advances	4.64%	December 17, 2007	2,500
Advances	4.54%	June 2, 2008	2,500
Advances	4.51%	July 25, 2008	1,500
Advances	4.36%	December 22, 2008	3,600
Advances	3.14%	June 11, 2009	5,000
Advances	3.90%	March 23, 2010	5,000
Advances	4.64%	July 26, 2010	2,000
Advances	3.98%	March 12, 2012	5,000

			$65,000

(1)	Of the $47,900 in Federal Home Loan Bank advances outstanding at December 31, 2006, $17,500 have adjustable rates which are reset quarterly, $10,400 have fixed rates to maturity, and $20,000 have fixed rates which may be convertible to three-month LIBOR. Advances are subject to prepayment penalties.

At December 31, 2006 the Corporation has the following lines of credit:

	Total Line Of Credit	Amount Available

Federal Home Loan Bank, secured	$145,910	$98,010
The Bankers Bank (1)	5,000	5,000
Compass Bank	7,500	7,500
Community Bankers Bank
Secured (1)	10,077	10,077
Unsecured (1)	12,000	12,000

	$180,487	$132,587

(1)	Federal funds facilities. The Community Bankers bank secured facility is collateralized with pledged investment securities.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

8.	BORROWINGS (continued)

Quarter average balances, rates and maximum balances for FHLB borrowings in 2006 and 2005 are indicated below.

2006	Quarter Average Balance	Average Rate	Quarter Maximum Balance
December 31,	$48,693	4.81%	$59,400
September 30,	63,035	5.14%	92,600
June 30,	63,435	4.73%	83,100
March 31,	67,267	4.27%	70,000

2005	Quarter Average Balance	Average Rate	Quarter Maximum Balance
December 31,	$57,810	3.99%	$65,000
September 30,	58,152	3.60%	62,500
June 30,	53,587	3.16%	66,100
March 31,	27,767	2.60%	39,500

The weighted average interest rate for FHLB borrowings at December 31, 2006 and 2005 was 4.96% and 4.27% respectively.

9.	SUBORDINATED DEBENTURES

On June 27, 2002, Millennium Capital Trust I, Inc., a subsidiary of the Corporation, was formed for the purpose of issuing redeemable trust preferred securities and purchasing the Corporation’s junior subordinated debentures, which are its sole assets. The Corporation owns all of the Trust’s outstanding common securities. On July 11, 2002, $8,000 of the trust preferred securities were issued in a pooled offering. The securities have a LIBOR-indexed floating rate of interest, which is set and payable on a quarterly basis. During 2006, the interest rates ranged from 7.80 percent to 9.16 percent. During 2005, the interest rates ranged from 5.72 percent to 7.80 percent. The securities have a maturity date of July 2032. The Corporation has the option of redeeming the securities beginning July 2007.

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

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

10.	INCOME TAXES

The provision for federal income taxes from continuing operations consists of the following:

	2006	2005	2004
Current (benefit) provision	$650	$1,243	$488
Deferred (benefit) provision	(166)	(729)	723

Total provision for income taxes	$484	$514	$1,211

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

Net deferred tax assets from continuing operations are comprised of the following at December 31:

Deferred Source	2006	2005
Loan loss reserve	$919	$871
Unearned loan fees	64	(1)
Depreciation	(13)	(62)
Other	286	282

Subtotal	1,256	1,090
Unrealized loss included in other comprehensive income	908	1,077

Gross deferred tax assets	$2,164	$2,167

A reconciliation between actual tax expense from continuing operations and taxes computed at the statutory federal rate of 34% for each of the three years ended December 31 follows:

	2006	2005	2004
Tax computed at statutory rate	$1,019	$621	$1,211
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(508)	(69)	—
Bank owned life insurance	(153)	(66)	—
Nondeductible expenses	126	28	—

Actual tax expense	$484	$514	$1,211

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

11.	REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations) and of Tier I capital to adjusted total assets (as defined). Management believes as of December 31, 2006 and 2005, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

11.	REGULATORY MATTERS (continued)

The Corporation’s actual capital amounts and ratios are as follows:

			Minimum Capital Requirement		Minimum To be Well Capitalized (1)
	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Total Risk-based Capital (to risk-weighted assets)
Consolidated	$61,959	16.75%	$29,589	8.00%	$36,987	10.00%
Bank	51,453	14.08	29,227	8.00	36,534	10.00
Tier I Capital (to risk-weighted assets)
Consolidated	57,314	15.50	14,795	4.00	22,192	6.00
Bank	46,865	12.83	14,613	4.00	21,920	6.00
Tier I Capital (to average assets)
Consolidated	57,314	9.74	23,546	4.00	29,433	5.00
Bank	46,865	8.09	23,183	4.00	28,979	5.00
As of December 31, 2005
Total Risk-based Capital (to risk-weighted assets)
Consolidated	$60,998	20.46%	$23,844	8.00%	$29,806	10.00%
Bank	35,094	12.52	22,431	8.00	28,038	10.00
Tier I Capital (to risk-weighted assets)
Consolidated	57,783	19.38	11,922	4.00	17,883	6.00
Bank	32,029	11.42	11,215	4.00	16,823	6.00
Tier I Capital (to average assets)
Consolidated	57,783	13.92	16,601	4.00	20,752	5.00
Bank	32,029	8.08	15,938	4.00	19,922	5.00

(1)	The Consolidated entity is not subject to the prompt corrective action rules.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

12.	OPERATING LEASES

The Bank leases its corporate headquarters and most of its branch facilities under non-cancelable lease agreements. Most of these leases provide for the payment of property taxes and other costs by the Bank and include one or more renewal options ranging up to ten years.

The following are the future minimum lease payments at December 31, 2006:

Years ending December 31,
2007	$645
2008	654
2009	509
2010	277
2011	245
Thereafter	1,422

Total	$3,752

Rent expense amounted to $654, $651, and $583 for the years ended December 31, 2006, 2005 and 2004, respectively.

13.	PROFIT SHARING PLAN

The Corporation maintains a 401(k) profit sharing plan, which has also been adopted by Millennium Bank, N.A., Millennium Capital, Inc., and Millennium Brokerage Services, Inc. The Plan covers substantially all full time employees. The Plan allows the Corporation, and its affiliates, to make contributions to the plan at the discretion of management. The Corporation and affiliates made no contributions to the 401(k) plan for the years ended December 31, 2006, 2005 and 2004.

14.	OTHER INCOME AND OTHER OPERATING EXPENSE

Other income consists of the following:

	2006	2005	2004
Commissions and fees	$131	$206	$209
Income from bank owned life insurance	451	195	—
Other income	—	(15)	294

Total other income	$582	$386	$503

Other operating expenses consist of the following:
	2006	2005	2004
Dues and fees	$181	$175	$160
Franchise taxes and miscellaneous taxes	249	246	183
Insurance expense	148	211	81
Meetings and seminar expense	113	166	94
Miscellaneous operating expenses	417	462	431
Office expenses	558	534	387
Lawsuit settlements and operating losses	28	250	78
Outside services	367	301	86
Professional fees	634	720	588
Other loan expense	92	77	45
Merger related expense	5	513	—

Total other operating expenses	$2,792	$3,655	$2,133

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

15.	RELATED PARTY TRANSACTIONS

The Corporation receives general legal services from law firms under the control of certain Directors. Legal fees paid to these law firms were $38, $49, and $74 for the years ended December 31, 2006, 2005, and 2004, respectively.

In 2006 and 2005, the Corporation leased space in Herndon, Virginia from a related party in the amount of $124 and $121, respectively and space in Reston, Virginia in the amount of $228 and $222, respectively.

The Bank has entered into loan transactions with certain directors, executive officers, and their affiliates. The aggregate amount of loans to such related parties at December 31, 2006 and 2005 was $7,749 and $7,179, respectively. During 2006, disbursements made to such related parties amounted to $2,574 and payments amounted to $2,004. During 2005, disbursements made to such related parties amounted to $1,748 and payments amounted to $1,480.

The Bank has also entered into deposit transactions with certain directors, executive officers, and their affiliates. Total deposits at December 31, 2006 and 2005 were $2,152 and $3,450, respectively.

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

At December 31, the following financial instruments, the majority of which are at variable rates, were outstanding whose contract amounts represent credit risk:

	2006	2005
Commitments to grant loans, commercial pipeline and unfunded commitments under lines of credit	$63,814	$50,758
Commercial and standby letters of credit	1,163	851

	$64,977	$51,609

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

16.	COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT (continued)

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

Legal

Various legal claims arise from time to time in the normal course of business. No amount of loss, if any, can be reasonably estimated at this time; therefore, no liability has been recorded in the consolidated financial statements. At year-end 2006, the Corporation reached a settlement in the lawsuit filed on July 14, 2006 by a former management employee of Millennium Capital, Inc., an indirect subsidiary of the Corporation. In response to the lawsuit, the Corporation had filed motions to dismiss or otherwise challenge all of the alleged claims that sought monetary relief. While those motions were pending, the parties reached a settlement under terms that did not result in a material charge to the Corporation.

Recourse on Loans

The Corporation has sold loans during the year with limited recourse that is applicable only for the first 120 days. The loss from discontinued operations in 2006 includes a $2.913 million charge to establish a reserve for potential off-balance sheet exposure associated with loans already sold to investors. Investor agreements provide that the seller must buyback the loan under certain conditions, such as early payment default, and management determined at December 31, 2006 that it was more likely than not that buyback conditions occurred in some of the 2006 production sold to investors, particularly for identified loans that were originated under sub prime underwriting guidelines.

17.	STOCK OPTION PLAN

On August 12, 1999, the Corporation adopted an Incentive Stock Option Plan. The total number of shares granted under the plan cannot exceed 2,000,000 shares. The Board of Directors of the Corporation administers the plan and the plan will terminate as of August 11, 2009. The Board has given the Chairman of the Corporation the authority to grant 300,000 shares to key employees at his discretion. Under the plan, the option price of the shares must be granted at not less than fair market value, the options term may not exceed ten years and the options are not transferable.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

17.	STOCK OPTION PLAN (continued)

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	708,406	$6.01	772,949	$5.87	626,398	$5.71
Granted	108,426	8.89	78,261	8.00	131,841	6.63
Exercised	(77,962)	6.44	(67,870)	5.29	(12,320)	5.00
Cancelled/Expired/Restored	—	—	(74,934)	7.37	27,030	5.24

Outstanding, end of year (1)	738,870	6.39	708,406	6.01	772,949	5.87

Options exercisable at end of year	589,958	$6.00	540,044	$5.85	484,030	$5.81

(1)	Intrinsic value of options outstanding at December 31, 2006 was $2,165.

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

The following table details stock options outstanding:

	December 31,
(dollars in thousands)	2006	2005	2004
Stock options vested and currently exercisable:
Number	589,958	540,044	484,030
Weighted average exercise price	$6.00	$5.85	$5.81
Aggregate intrinsic value	$1,959	$1,510	$1,544
Weighted average remaining life (in years)	5.3	5.9	8.00

The intrinsic value of options exercised in 2006, 2005, and 2004, respectively was $198, $189 and $22, respectively. Cash received from option exercises for those same periods were $500, $358, and $72, respectively.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $223 ($166 after tax) in stock compensation expense in 2006 to salaries and employee benefits. The affect on diluted earnings per share from continuing operations in 2006 from this stock compensation expense was ($0.02).

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

17.	STOCK OPTION PLAN (continued)

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

The weighted average assumptions for options granted during the year and the resulting estimated weighted average fair values per share used in our option pricing model are as follows:

	2006	2005	2004
Assumptions: Risk free interest rate	4.65%	4.40%	4.26%
Expected dividend yield	0.71%	—	—
Expected life of options (in years)	10	10	10
Expected volatility	20.1	15.8	17.3
Estimated fair value per share	$3.50	$3.15	$2.51

SFAS 123R requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. The Company did not reduce its compensation expense for estimated forfeitures prior to vesting primarily based on the limited number of holders of unvested stock options in 2006. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for 2007 and beyond is estimated as follows:

Year	(in thousands)
2007	74
2008	65
2009	50
2010	44
2011	24

Information pertaining to options outstanding at December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.00 - $6.00	367,892	3.8 years	$5.00	367,892	$5.00
$6.01 - $7.00	103,273	6.3 years	$6.62	69,961	$6.65
$7.01 - $8.00	109,573	7.5 years	$7.41	67,323	$7.45
$8.01 - $9.00	114,382	8.6 years	$8.59	84,782	$8.65
$9.01 - $9.55	43,750	9.3 years	$9.32	—	—

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

17.	STOCK OPTION PLAN (continued)

The vesting period of the remaining options is as follows:

Vested and exercisable	589,958
2006	15,530
2007	36,326
2008	31,006
2009	13,700
2010	52,350

738,870

18.	EARNINGS PER SHARE

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.

	For the Years Ended December 31,
	2006	2005	2004
Income from continuing operations	$2,514	$1,311	$2,360
Weighted average shares outstanding	8,902,634	8,798,106	7,037,771
Basic earnings per share from continuing operations	$0.28	$0.15	$0.34

Income from continuing operations	$2,514	$1,311	$2,360
Weighted average shares outstanding	8,902,634	8,798,106	7,037,771
Add dilutive effects of assumed exercises of stock options	213,223	140,946	318,476

Weighted average shares outstanding adjusted for dilution	9,115,857	8,939,052	7,356,247

Diluted earnings per share from continuing operations	$0.28	$0.15	$0.32

	For the Years Ended December 31,
	2006	2005	2004
Income (loss) from discontinued operations	$(2,993)	$323	$(351)
Weighted average shares outstanding	8,902,634	8,798,106	7,037,771
Basic earnings per share from discontinued operations	$(0.34)	$0.04	$(0.05)

Income (loss) from discontinued operations	$(2,993)	$323	$(351)
Weighted average shares outstanding	8,902,634	8,798,106	7,037,771
Add dilutive effects of assumed exercises of stock options	213,223	140,946	318,476

Weighted average shares outstanding adjusted for dilution	9,115,857	8,939,052	7,356,247

Diluted earnings per share from discontinued operations	$(0.33)	$0.04	$(0.05)

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

18.	EARNINGS PER SHARE (continued)

	For the Years Ended December 31,
	2006	2005	2004
Net income	$(481)	$1,634	$2,009
Weighted average shares outstanding	8,902,634	8,798,106	7,037,771
Basic earnings per share	$(0.05)	$0.19	$0.29

Net income	$(481)	$1,634	$2,009
Weighted average shares outstanding	8,902,634	8,798,106	7,037,771
Add dilutive effects of assumed exercises of stock options	213,223	140,946	318,476

Weighted average shares outstanding adjusted for dilution	9,115,857	8,939,052	7,356,247

Diluted earnings per share	$(0.05)	$0.18	$0.27

No stock options or warrants were considered anti-dilutive in computing weighted average shares

19. OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:
	Years Ended December 31,
	2006	2005	2004
Change in unrealized holding gains (losses) on Available-for-sale securities	$554	$(2,345)	$63
Reclassification adjustment for losses (gains) realized in income	(56)	208	(4)

Net unrealized gains (losses)	498	(2,137)	59
Tax effect	(170)	727	(20)

Other comprehensive income	$328	$(1,410)	$39

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

20.	PARENT COMPANY ACTIVITY

CONDENSED BALANCE SHEETS

	2006	2005
Assets:
Interest bearing deposits in banks	$1,820	$7,600
Investment in subsidiaries	45,114	29,953
Securities available for sale	997	987
Loans (net)	6,992	16,276
Other assets	813	1,041

Total Assets	$55,736	$55,857

Liabilities:
Subordinated debentures	8,000	8,000
Other liabilities	184	164

Total Liabilities	8,184	8,164

Stockholders’ equity:
Common stock	44,631	44,241
Additional paid-in capital	4,408	4,075
Accumulated other comprehensive income (loss)	(1,762)	(2,090)
Retained earnings	275	1,467

Total Stockholders’ Equity	47,552	47,693

Total Liabilities and Stockholders’ Equity	$55,736	$55,857

CONDENSED STATEMENTS OF INCOME

	2006	2005	2004
Equity in earnings of Bank	$(165)	$1,764	$2,168
Equity in earnings of Brokerage Services	—	—	8
Equity in earnings of E-Banking	—	(125)	(149)
Equity in earnings of Millennium Financial Inc.	3	3	3
Other expenses	(338)	(652)	(287)
Interest income, (expense) net	19	644	266

Net income (loss)	$(481)	$1,634	$2,009

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

20.	PARENT COMPANY ACTIVITY (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2006	2005	2004
Cash Flows from Operating Activities
Net income (loss)	$(481)	$1,634	$2,009
Equity in undistributed net (income) loss of subsidiaries	162	(1,642)	(2,030)

Subtotal	(319)	(8)	(21)
Stock compensation expense	223	—	—
(Increase) decrease in other assets	224	(618)	(53)
Increase (decrease) in other liabilities	20	280	18

Net Cash Provided (Used) by Operating Activities	148	(346)	(56)

Cash Flows from Investing Activities
Purchase of securities available for sale	—	—	(6,000)
Sales/Calls of securities available for sale	0	1,012	4,001
Change in loans	9,284	1,842	(18,118)
Increase in investment in subsidiaries	(15,000)	(274)	(4,812)

Net Cash Provided (Used) by Investing Activities	(5,716)	2,580	(24,929)
Cash Flows from Financing Activities
Net proceeds from issuance of common stock	500	358	24,646
Dividends distributed	(712)	—	—
Net proceeds from redemption of warrants	—	—	4,499

Net Cash Provided (Used) by Financing Activities	(212)	358	29,145
Net Increase (Decrease) in Cash and Due from Banks	(5,780)	2,592	4,160
Cash and Due from Banks, beginning of year	7,600	5,008	848

Cash and Due from Banks, end of year	$1,820	$7,600	$5,008

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

21.	ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, these fair value estimates are not necessarily indicative of the amounts that the Corporation would realize in a market transaction. Because of the wide range of valuation techniques and the numerous estimates, which must be made, it may be difficult to make reasonable comparisons of the Corporation’s fair value information to that of other financial institutions. SFAS 107 excludes certain financial instruments from its disclosure requirement. Because of this and the many uncertainties discussed above, the aggregate fair value amount should in no way be construed as representative of the underlying value of the Corporation. The estimated fair values of the Corporation’s financial instruments at December 31, 2006 and 2005 are as follows:

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$8,288	$8,288	$5,505	$5,505
Federal funds sold	50,364	50,364	915	915
Securities available for sale	172,703	172,703	123,814	123,814
Loans held for sale	37,728	37,728	22,044	22,262
Loans receivable, net	295,057	293,852	248,203	246,851
Accrued interest receivable	3,226	3,226	2,070	2,070
Financial liabilities:
Deposits	482,729	478,153	298,996	298,050
Federal funds purchased	—	—	215	215
FHLB advances-overnight	—	—	22,900	22,900
FHLB advances-long term	47,900	47,524	42,100	42,133
Subordinated debentures	8,000	8,000	8,000	8,000
Accrued interest payable	1,287	1,287	784	784

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

21.	ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following methods and assumptions were used to estimate the fair value amounts at December 31, 2006 and 2005:

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

Deposit Liabilities

The carrying amount of deposit liabilities payable on demand, consisting of NOW accounts, money market deposits, statement savings and other deposit accounts approximates fair value. Fair value of fixed-rate certificates of deposit is estimated based on discounted cash flow analysis using the remaining maturity of the underlying accounts and interest rates currently offered on certificates of deposit with similar original maturities.

Borrowings

The carrying amount of short-term FHLB advances approximates fair value. Fair value of all other borrowings is estimated based on discounted cash flow analysis using the remaining maturity of the borrowings and interest rates currently in effect on borrowings with similar original maturities.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

22.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended December 31, 2006	Quarter Ended September 30, 2006	Quarter Ended June 30, 2006	Quarter Ended March 31, 2006
Interest income	$8,543	$7,616	$6,703	$6,243
Net interest income	3,040	2,853	2,823	3,006
Provision for loan losses	(173)	99	55	—
Income from continuing operations before income taxes	924	467	755	852
Income taxes	180	12	118	174
Income from continuing operations	744	455	637	678
Income (loss) from discontinued operations	(3,887)	546	197	149
Net income (loss)	$(3,143)	$1,001	$834	$827
Earnings per common share from continuing operations:
Basic	.08	.05	.07	.08
Diluted	.08	.05	.07	.07
Earnings (loss) per common share from discontinued operations:
Basic	(.44)	.06	.02	.02
Diluted	(.43)	.06	.02	.02
Earnings (loss) per common share:
Basic	(.35)	.11	.09	.09
Diluted	(.35)	.11	.09	.09

The loss from discontinued operations for the quarter ended December 31, 2006 was triggered by charges associated with the decision to wind-down mortgage operations. The most significant charges were a $2,965 lower of cost or market adjustment on loans held for sale, a $2,913 charge to establish a reserve for potential off-balance sheet exposure associated with loans already sold to investors and a $200 write-off of uncollected receivables.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

22.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (continued)

	Quarter Ended December 31, 2005	Quarter Ended September 30, 2005	Quarter Ended June 30, 2005	Quarter Ended March 31, 2005
Interest income	$6,234	$6,252	$5,922	$5,173
Net interest income	3,113	3,238	3,182	3,065
Provision for loan losses	74	151	176	11
Income (loss) from continuing operations before income taxes	(742)	930	548	1,089
Income taxes	(344)	339	147	372
Income (loss) from continuing operations	(398)	591	401	717
Income (loss) from discontinued operations	383	(73)	45	(32)
Net income (loss)	$(15)	$518	$446	$685
Earnings (loss) per common share from continuing operations:
Basic	(.04)	.07	.04	.08
Diluted	(.04)	.07	.04	.00
Earnings (loss) per common share from discontinued operations:
Basic	.04	(.01)	.01	.00
Diluted	.00	(.01)	.01	.00
Earnings per common share:
Basic	.00	.06	.05	.08
Diluted	.00	.06	.05	.08

Income for continuing operations for the quarter ended December 31, 2005 includes the write-off of merger-related expenses totaling $513 associated with the proposed acquisition of Albemarle First Bank, which was terminated in November 2005. In addition, the Corporation incurred $207 in pre-tax securities losses in conjunction with investment portfolio restructuring designed to improve the investment portfolio risk profile.

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

As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our interim chief executive officer and chief financial officer. This officer concluded that the Company’s disclosure controls and procedures were not effective, due to the material weakness as described below. Based upon that evaluation, our management concluded that our disclosure controls and procedures were not effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings with the Commission.

We maintain a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.

As described elsewhere in this Form 10-K, we had determined that it was in our best interest to wind down our mortgage operating subsidiaries as of December 31, 2006. One reason for this determination was the identification of credit quality issues that surfaced in the subprime sector of the held for sale loan portfolio. We were, however, unable to identify these issues promptly in order to determine the financial impact of the wind down of the mortgage business, including necessary charges against our 2006 earnings, in a timely manner. This inability was due to a lack of sufficient information to fully evaluate potential exposure. As a result, we have determined that we have a material weakness in our internal control over financial reporting with respect to our inability to identify promptly these credit quality issues. Under the PCAOB standards, a “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We have addressed this issue by eliminating the origination of subprime loan production and beginning the wind down process of our mortgage operations entirely. In addition, we have assigned an internal management team to specifically manage the wind down process and ensure that material information is promptly reported to management. In addition, as part of our preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we will continue to evaluate the effectiveness of our internal control on an ongoing basis and will take further action as appropriate.

Because it related only to our financial information in the fourth quarter of 2006 and as of December 31, 2006, the material weakness described above did not result in the restatement of any of the financial statements that we had previously filed with the Securities and Exchange Commission.

There were no changes in our internal control over financial reporting identified in connection with the evaluation of it that occurred during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated by reference from Millennium’s definitive proxy statement for the 2007 Annual Meeting of Shareholders under the heading “PROPOSAL 1-ELECTION OF DIRECTORS” and the caption “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “SECURITY OWNERSHIP” and under the heading “CORPORATE GOVERNANCE.”

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference from Millennium’s definitive proxy statement for the 2007 Annual Meeting of Shareholders under the headings “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and securities authorized under equity compensation plans is incorporated by reference from Millennium’s definitive proxy statement for the 2007 Annual Meeting of Shareholders under the heading “SECURITY OWNERSHIP”

The following table provides information, as of December 31, 2006, regarding securities authorized for issuance under Millennium’s equity compensation plans.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [1]
Equity Compensation Plans Approved by Shareholders	738,870	$6.39	991,938
Equity Compensation Plans Not Approved by Shareholders [2]	—	—	—
Total	738,870	$6.39	991,938

[1]	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.

[2]	Millennium does not have any equity compensation plans that have not been approved by shareholders

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference from Millennium’s definitive proxy statement for the 2007 Annual Meeting of Shareholders under the heading “CORPORATE GOVERNANCE.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding approval of audit and non-audit services by the audit committee as well as fees paid to auditors is incorporated by reference from Millennium’s definitive proxy statement for the 2007 Annual Meeting of Shareholders under the captions “Pre-Approval Policies and Procedures” and “Fees to Audit Firm” under the heading “PROPOSAL 2- RATIFICATION OF THE APPOINTMENT OF AUDITORS.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2). The response to this portion of Item 15 is submitted as a separate section of this report.

(a)(3) Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (restated in electronic format), attached as Exhibit 3.1 to the Registration Statement on Form SB-2/A, Registration No. 333-72500, filed with the Commission on December 14, 2002, incorporated herein by reference.

3.2	Bylaws, as amended on May 25, 2006 and effective September 1, 2006, attached as Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on June 1, 2006, incorporated herein by reference.

4.1	Form of Common Stock Certificate, attached as Exhibit 4.1 to the Form SB-2, incorporated herein by reference.

10.1	Form of Employee Stock Option of Millennium Bankshares Corporation, attached as Exhibit 10.2 to the Form SB-2, incorporated herein by reference.**

10.2	Millennium Bankshares Corporation Incentive Stock Option Plan, attached as Exhibit 4.3 to the Registration Statement on Form S-8, Registration No. 333-101076, filed with the Commission on November 7, 2002, incorporated herein by reference.**

10.3	Executive Employment Agreement, dated as of June 6, 2005, between Millennium Bank and Dale Phelps, attached as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 10, 2005, incorporated herein by reference.**

10.4	Commercial Lease Agreement between 1051 Elden Street, L.L.C., the lessor, and Millennium Bank, N.A., the lessee, dated April 2, 2003, attached as Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the period ended June 30, 2003, incorporated herein by reference.

10.5	Consulting Agreement of Carroll C. Markley, dated as of August 1, 2006, by and among the Company, the Bank and CCM Consulting Services, Inc., attached as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 1, 2006, incorporated herein by reference.**

10.6	Employment Agreement of Carroll C. Markley, dated as of August 1, 2006, by and among the Company, the Bank and Carroll C. Markley, attached as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on August 1, 2006, incorporated herein by reference.**

10.7	Agreement, dated as of August 4, 2006, by and among the Company, Hot Creek Capital, L.L.C., a Nevada limited liability company, Hot Creek Investors L.P., a Nevada limited partnership, David M.W. Harvey, Joseph Paulini and Charles Dean, attached as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 7, 2006, incorporated herein by reference.

21	List of Subsidiaries.*

23	Consent of Crowe Chizek and Company LLC*

31.1	Rule 13a-14(a) Certification of Principal Executive and Financial Officer*

32.1	Statement of Principal Executive Financial Officer pursuant to 18 U.S.C. § 1350*

*	Filed herewith

**	Management contracts and compensatory plans and arrangements.

(b) Exhibits

The response to this portion of Item 15 as listed in Item 15(a)(3) above is submitted as a separate section of this report.

(c) Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM BANKSHARES CORPORATION

Date:	April 12, 2007	By:	/s/ Dale G. Phelps
Dale G. Phelps
Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dale G. Phelps	Interim President, Chief Executive Officer	April 12, 2007
Dale G. Phelps	Chief Financial Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)

/s/ William P. Haggerty	Director	April 12, 2007
William P. Haggerty

/s/ Grayson P. Hanes	Director	April 12, 2007
Grayson P. Hanes

/s/ David M.W. Harvey	Director	April 12, 2007
David M. W. Harvey

/s/ David B. Morey	Director	April 12, 2007
David B. Morey

/s/ Arthur J. Novick	Director	April 12, 2007
Arthur J. Novick

	Director	April 12, 2007
Joseph W. Paulini

/s/ Robert T. Smoot	Director	April 12, 2007
Robert T. Smoot

Signature	Title	Date

/s/ Douglas K. Turner	Director	April 12, 2007
Douglas K. Turner

/s/ Barbara Wortley	Director	April 12, 2007
Barbara Wortley