Form 10-K/A
period 2006-12-31
MILLENNIUM BANKSHARES CORP
filed 2007-04-30
CIK 1158678

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference

not applicable

EXPLANATORY NOTE

The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (filed on April 17, 2007 with the Securities and Exchange Commission) as set forth in this Annual Report on Form 10-K/A (Amendment No. 1) (the “Form 10-K/A”). This Form 10-K/A includes the items required in Part III, which had previously been expected to be incorporated by reference to the Registrant’s definitive proxy statement for the 2007 annual meeting of shareholders.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Under the Articles of Incorporation, our directors are divided into three classes, which serve for staggered three-year terms. The names of the current members of Millennium’s Board of Directors, their principal occupations for at least the past five years, and certain other information with respect to such persons are set forth below.

CLASS A DIRECTORS WITH TERMS EXPIRING IN 2009

Name, Age, Principal Occupation During the Past Five Years, Certain Other Directorships, Committee Memberships and City and State of Residence	Director of MBVA Since
WILLIAM P. HAGGERTY, CPA, CVA (61) Principal and Owner, Haggerty & Associates, a certified public accounting and consulting firm in Bethesda, Maryland, since 1990. Haggerty & Associates is a financial consulting firm specializing in the areas of mergers and acquisitions, business valuations, financial analysis, forecasting and budgeting, and business exit planning. Member of Audit Committee and Nominating and Governance Committee. Director of Millennium Bank, N. A. Bethesda, Maryland.	2004

DAVID M.W. HARVEY (50) Founder and Managing Member, Hot Creek Capital, L.L.C., an investment company located in Reno, Nevada, since 1993. Portfolio Manager of various investment partnerships specializing in equity investments in small capitalization community banks, thrifts, and their holding companies, including Hot Creek Investors, L.P. Member of Executive Committee. Reno, Nevada.	2006

JOSEPH W. PAULINI (52) President and Managing Member, Express Greeting Cards, L.L.C., an international manufacturing and importing business located in Vienna, Virginia, since 2003. President, Rainmaker Creative Thinking, L.L.C., Reston, Virginia, 1995 to 2001. Director of Millennium Bank, N.A., 1999 to 2003. Member of the Nominating and Governance Committee. Vienna, Virginia.	2006

CLASS B DIRECTORS WITH TERMS EXPIRING IN 2007

Name, Age, Principal Occupation During the Past Five Years, Certain Other Directorships, Committee Memberships and City and State of Residence	Director of MBVA Since
ARTHUR J. NOVICK (60) President, Novick, Hartz, Hall & Associates, P.C., d/b/a Virginia Dental Solutions, a professional dental corporation located in Reston, Virginia, since 1972. Vice Chairman of Audit Committee, Chairman of Compensation Committee, and Member of Executive Committee and Directors Loan Committee. Director of Millennium Bank, N. A. Reston, Virginia.	1998

ROBERT T. SMOOT (56) Director, Architect/Engineer Evaluation and Program Support, U.S. Department of Veterans Affairs in Washington, D.C., since 1981. Managing Member, C-Squared Management & Development, L.L.C., Great Falls, Virginia, since 1996. Chairman of the Board of Millennium since 2006. Chairman of Audit Committee and Member of Nominating and Governance Committee, Compensation Committee, and Executive Committee. Director of Millennium Bank, N. A. Great Falls, Virginia.	1998

CLASS C DIRECTORS WITH TERMS EXPIRING IN 2008

Name, Age, Principal Occupation During the Past Five Years, Certain Other Directorships, Committee Memberships and City and State of Residence	Director of MBVA Since
GRAYSON P. HANES (69) Partner, Reed Smith LLP, an international law firm headquartered in Pittsburgh, Pennsylvania, with 1,500 attorneys. Mr. Hanes’s office is located in Falls Church, Virginia, since 1999. Member of Executive Committee. Director of Millennium Bank, N.A. Vienna, Virginia.	2005

DAVID B. MOREY (59) Loan Portfolio Relationship Manager, Millennium Bank, N.A., since December 2005. Loan Officer, Millennium Bank Mortgage, L.L.C., 2005 through 2006. President of a mortgage group focused on lending within Millennium Capital, Inc., the former mortgage-lending subsidiary of the Bank, 2001 through 2005. Employed by Millennium Capital, Inc. in various capacities, 2001 through 2005. Director of Millennium Bank, N. A. Vienna, Virginia.	1998

BARBARA WORTLEY (57) *

Assistant to the Chairman of Liberty Research, Inc., a medical research company in Waverly, New York, since 1993. Owner and Managing Member of Liberty Industries, L.C., a Florida limited corporation and manufacturer of broadcast and cellular towers located in Newburgh, Indiana, since 2006. Owner and Managing Member, AVS, Inc., manufacturer of specialty vehicles, Deerfield Beach, Florida, since 2004. Owner and Chairman of the Board, Liberty Polyglas, manufacturer of fiberglass reinforced copolymers, located in West Mifflin, Pennsylvania, since 2002. Member of Executive Committee, Nominating and Governance Committee and Compensation Committee. Boca Raton, Florida.

2007

*	Ms. Wortley was appointed to the Board of Directors in February 2007 and will be presented to our shareholders for election to her class at the 2007 Annual Meeting of Shareholders.

Executive Officers Who Are Not Directors

Dale G. Phelps, 51, has been interim President and Chief Executive Officer of Millennium since March 2007 and of Millennium Bank since April 2007. He had been Executive Vice President, Treasurer and Chief Financial Officer of Millennium and Executive Vice President and Chief Financial Officer of Millennium Bank since 2005 and will continue serving as our principal financial officer. Mr. Phelps previously served as Chief Financial Officer of Community Bank of Northern Virginia in Sterling, Virginia, from 2002 until its purchase by Mercantile Bankshares Corporation in 2005. Mr. Phelps also served as Chief Financial Officer of Century National Bank in Washington, D.C., from 2000 until its purchase by United Bankshares in 2001. Prior to joining Century National Bank, Mr. Phelps was employed by Farmers and Mechanics Bank in Frederick, Maryland, from 1992 to 2000.

John F. Novak, 60, has been interim Chief Operating Officer of Millennium since March 2007. Mr. Novak has also been Executive Vice President and Retail and Business Banking Manager of Millennium Bank since 2005. From 2003 to 2005, he was Vice President in Sales and Marketing for Susquehanna Bank in Towson, Maryland. He had previously been Executive Vice President in the Product Sales and Marketing Group for Provident Bank of Maryland for ten years.

Agreement with Hot Creek

On August 4, 2006, we entered into an agreement with Hot Creek Capital, L.L.C., a Nevada limited liability company, Hot Creek Investors L.P., a Nevada limited partnership, David M.W. Harvey, Joseph W. Paulini and Charles Dean. (In the discussion below, we refer to these persons and entities collectively as the “Hot Creek group” and individually as a “group member”). The Hot Creek group currently owns, in the aggregate, 569,374 shares of our common stock, representing approximately 6.4% of Millennium’s outstanding shares of common stock.

Under the agreement between Millennium and the Hot Creek group, Mr. Harvey and Mr. Paulini were elected to the Board at the Annual Meeting in 2006. Also under the agreement:

•	Our Board of Directors will nominate up to two persons proposed by Mr. Harvey for election to the Board at our 2007 Annual Meeting of Shareholders.

•

If either Mr. Harvey or Mr. Paulini, or any other individual serving as a director pursuant to the agreement, resigns, dies or becomes disabled and, as a result, no longer serves on the Board, the Board will only consider individuals to fill the resulting vacancy that have been proposed by Hot Creek Capital and the Board will not unreasonably withhold its approval of any individual proposed by Hot Creek Capital to fill such vacancy.

•	Our Board appointed Mr. Harvey to the Executive Committee of the Board and appointed Mr. Paulini to the Nominating and Governance Committee of the Board.

•

After Millennium’s 2006 Annual Meeting of Shareholders, the Board elected Robert T. Smoot as the Chairman of the Board of Millennium. The Chairman of the Board will not be an officer of Millennium or Millennium Bank, National Association.

•

Without the consent of a majority of the directors then serving on the Board who are serving as a director pursuant to the agreement, our Board will not, until after the adjournment of our 2010 Annual Meeting of Shareholders, increase the size of the Board to more than ten members or delay any Annual Meeting of Shareholders.

•

Until the adjournment of our 2007 Annual Meeting of Shareholders, the Hot Creek group, and each group member, have agreed not to take, and to prevent their affiliates from taking, certain actions with respect to Millennium, including:

•

unless approved or recommended by the Board, commencing or participating in, or in assisting any other person in commencing or participating in, any acquisition of any securities in or assets of Millennium, any tender or exchange offer, merger, purchase of assets, recapitalization, restructuring, liquidation or other extraordinary transaction with respect to Millennium;

•	making or participating in any solicitation of proxies;

•

forming or assisting in the formation or continuation of a “group” (other than the Hot Creek group, provided it complies with the agreement between Millennium and the Hot Creek group) with respect to acquiring, holding, voting or disposing of any equity securities of Millennium;

•	seeking to control Millennium, except as provided for in the agreement between the Hot Creek group and us or otherwise in the capacity of a group member as a member of Millennium’s Board;

•	seeking to call a special meeting of Millennium’s shareholders, except in the capacity of a Hot Creek group member as a member of Millennium’s Board;

•	making any shareholder proposal in respect of Millennium;

•	except as provided for in the agreement, nominating or proposing any person or persons as a director of Millennium or of any of its subsidiaries;

•	taking any action to instigate legal proceedings that challenge the enforceability of the agreement;

•	taking any action, directly or indirectly, alone or in concert with others, to circumvent the obligations of the Hot Creek group or any group member set forth in the agreement;

•	encouraging any other person to undertake any of the actions or activities that the Hot Creek group or a group member is not permitted to engage in under the agreement; or

•	requesting Millennium or its Board or management to amend or waive any of the foregoing restrictions.

•	The Hot Creek group and each group member agreed to take all such actions as are necessary or appropriate to assure that the shares of our common stock owned by them will:

•	be represented in person or by proxy at all shareholder meetings of Millennium so as to be counted toward a quorum for the transaction of business;

•	be voted for the election of the director nominees proposed by the Board; and

•	be voted on all other matters in the same proportions as the other outstanding shares of common stock of Millennium are voted.

Under the Agreement, the Board nominated Randall F. Kinoshita and James W. Wolfe, at the request of the Hot Creek group, to stand for election in 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, our directors and executive officers must report their beneficial ownership of MBVA common stock and any changes in that ownership to the SEC. The SEC has established specific dates for such reporting, and we are required to report any failure to file by the established dates during 2006. In 2006, these filing requirements were satisfied by all but two of Millennium’s directors. Each of Messrs. Harvey and Paulini reported director compensation in the form of a grant of stock options four days late in October 2006. In making this report, Millennium has relied on the written representations of its directors and executive officers subject to Section 16 and copies of the reports that have been filed with the SEC.

Code of Conduct and Code of Ethics for Senior Management and Financial Officers

We maintain a Code of Conduct for directors and employees, as adopted by the Board of Directors, to ensure that each employee of Millennium and our subsidiaries understands the basic principles that govern their conduct in the workplace. The Board also has adopted a Code of Ethics for Senior Management and Financial Officers, which applies to our principal executive officer and principal financial officer, as required by law. In 2006, there were no waivers to the Code of Conduct, nor were there any substantive amendments to the Code of Conduct or the Code of Ethics for Senior Management and Financial Officers. Shareholders may obtain a copy of the codes of ethics by contacting the Corporate Secretary, Millennium Bankshares Corporation, 1601 Washington Plaza, Reston, Virginia 20190 or by viewing the documents on the “Corporate Governance” page of our Investor Relations web site at www.millenniumbankshares.com.

Audit Committee

Each member of the Audit Committee of our Board of Directors has been determined by the Board to be independent in accordance with the requirements of The NASDAQ Stock Market, Inc. (“NASDAQ”) and the Securities and Exchange Commission (the “SEC”) (including the specific additional Sarbanes-Oxley Act of 2002 and SEC requirements for Audit Committee members) and our Corporate Governance Guidelines.

Annually, the Audit Committee conducts a review and evaluation of the performance of the committee and reviews and reassesses the adequacy of its charter in light of any changes to applicable rules and regulations. A copy of the Audit Committee Charter was attached as an appendix to the proxy statement for our 2006 Annual Meeting of Shareholders. A copy of the charter of the Audit Committee is also available on the “Corporate Governance” page of our Investor Relations web site at www.millenniumbankshares.com.

A summary of the responsibilities and authority of the Audit Committee follows.

Name of Committee and Members	Functions of Committee	Number of Meetings in 2006
Audit: William P. Haggerty Arthur J. Novick Robert T. Smoot

-    Appoints, compensates, retains, and directly oversees the work of our independent auditor.

-   Monitors the independence and qualifications of the independent auditor.

-    Monitors the integrity of our financial statements and recommends inclusion of the financial statements in our annual and quarterly filings with the SEC.

-    Reviews CEO and CFO disclosures on our internal controls system for our SEC 10-K and 10-Q filings.

-   Oversees the performance of our internal audit process.

-    Establishes a policy for the treatment of complaints received from employees regarding accounting or auditing matters.

-    Performs other related duties as defined in the written charter approved by the Board.

13

The Board of Directors has determined that one Audit Committee member, Mr. Haggerty, is a financial expert.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis (CD&A)

The Compensation Committee is responsible for the oversight and annual review of Millennium’s executive compensation program and for recommending the annual salary and bonus compensation for the chief executive officer, the chief operating officer, and the chief financial officer, who are our “Named Executive Officers” and the annual award of long-term incentive compensation for the Named Executive Officers for approval by the Board of Directors of Millennium.

For purposes of this discussion, during 2006, Carroll C. Markley was our chief executive officer, Anita L. Shull was our chief operating officer and Dale G. Phelps was our chief financial officer. Mr. Markley retired in March 2007, and Ms. Shull resigned in March 2007.

Following this discussion, you will find tables containing detailed information concerning compensation earned or paid for 2006 to our Named Executive Officers.

Executive Officers Compensation Program

The Compensation Committee reviews on an annual basis the appropriateness and effectiveness of Millennium’s compensation philosophy and guiding principles, which consist of the following:

1.	Compensation and reward systems should be a management tool to achieve business results.

2.	Annual compensation adjustments should be aligned with relative internal performance targets and contributions to the overall achievement of Millennium’s financial and business objectives.

3.	The overall executive officers compensation program is reviewed annually and adjusted as appropriate and administered in a fair and reasonable manner.

4.	By basing the compensation program on the financial performance of Millennium and appropriately linking executive performance to the annual financial and operational results, Millennium is enhancing the long-term financial interests of shareholders.

Components of Executive Officers Compensation

The components of compensation for each Named Executive Officer of Millennium are specified in the employment agreement of each executive officer. We disclose the terms of these employment agreements in the “Employment Agreements” section below. The Compensation Committee believes that securing the continued service of key executives is essential to the successful future of the organization. Employment agreements assist us by providing security to key executives.

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

Millennium has established incentive compensation programs for executive officers that consist of an annual cash incentive (bonus), stock-based long-term incentive awards, and standard employee benefits. The annual cash incentive and long-term incentive programs emphasize variable compensation for executive officers that is tied to the financial results of Millennium. The Compensation Committee considers cash incentive payments and long-term incentive awards to executive management and makes recommendations for approval by the Board of Directors.

Annual Base Salary

Our base salary philosophy is to provide reasonable current income to our Named Executive Officers in amounts that will attract and retain individuals with a broad, proven track record of performance. In making annual compensation determinations, the Compensation Committee evaluates the performance of the executive officers based on our financial performance, achievements in implementing our long-term strategy, and the personal observations of the executive officers’ performance by the members of the Compensation Committee. The committee generally does not weigh any particular aspects of the performance of the executive officers over other aspects.

Under the employment agreements of the Named Executive Officers, each was eligible for an increase in salary. Following a year of disappointing earnings in 2005, Mr. Markley initiated company-wide cost-cutting measures to reduce expenses and took other actions to help the company recover from a year of relatively poor earnings. As part of this effort, no salary increases were awarded to the Named Executive Officers in 2006. As a result, salaries remained at $190,000 for Mr. Markley, $160,000 for Ms. Shull, and $135,000 for Mr. Phelps.

Annual Cash Compensation

We offer our executive officers an opportunity to receive an annual bonus. No specific performance goals or criteria are set in advance. Each employment agreement provides for bonuses, and all bonuses are at the discretion of the Compensation Committee. The Committee generally does not give any weight to any particular aspect of an individual’s performance.

In 2006, bonuses were not awarded to the Named Executive Officers for their performance in 2005 for the same reason that there were no salary increases. See Annual Base Salary paragraph above.

Long-Term Equity Incentive Plan

The Board of Directors may provide equity incentives to executive officers through long-term awards. Long-term equity incentives historically have been made available to executive officers in the form of stock options. These awards provide executive officers with an opportunity to accumulate our common stock and associated compensation related to that ownership. The goal of the Board of Directors in granting equity awards is to directly link an executive’s compensation opportunities with shareholder value creation. Stock option grants require stock price appreciation in order for executive officers to realize any benefit, thus directly aligning executive and shareholder interests.

The Board of Directors also employs multiyear vesting of equity incentive awards. Multiyear vesting focuses executive officers on consistent long-term growth in shareholder value and requires executive officers to remain employed with us for extended periods to receive the full benefit of the awards.

Millennium has two incentive stock plans, one for employees and one for directors of the holding company and its affiliated bank. The Millennium Bankshares Corporation 1999 Incentive Stock Option Plan (the “Plan”) for employees is limited to the award of stock options only. The Plan does not base vesting of options on company performance factors. Stock options for employees are generally awarded in the first half of the year. Management prepares the list of employees to receive awards and seeks Board approval of the amount of shares to be granted. On the date that the Board of Directors approves the shares to be granted, the grants are valued at the closing price of the Corporation’s stock and the grant agreements are issued. All stock options granted become vested over a five-year period on the dates specified in each grant agreement and may be exercised immediately following the vesting date. Grants have a ten-year term to expiration.

The Director Stock Option Plan is also limited to the award of stock options for services rendered as a director of Millennium and Millennium Bank. Like the employee plan, this plan does not base vesting of options on the company attaining certain performance goals as of the end of a prior year. Directors are awarded nonqualified stock options that vest immediately upon issuance, and the term of the grant is ten years. Generally, management directors do not receive grants under the Director Stock Option Plan. However, an exception has been made for Mr. Morey, who is an employee of the Bank, to receive a grant of stock options annually in concert with other Board members.

Under Mr. Markley’s original employment agreement, which was entered into in March 2000, he was eligible to receive an annual grant of stock options equal to one percent of the original issue of the common stock and warrants of the holding company at the then fair market value thereof during each year of employment for up to seven years. This grant, however, was based on the condition that the company meets or exceeds certain annual performance goals for the year in which the grant is awarded. Mr. Markley executed a new employment agreement in December 2004, which stated that in addition to the options to be granted under his 2000 Employment Agreement, he is eligible to receive additional stock options as may be awarded by the Board in its sole discretion. To calculate the number of options that may be awarded annually to Mr. Markley, we considered Millennium’s private stock offering in 1999, in which 900,000 total shares were offered for sale, plus one warrant was granted for each share purchased, for a total of 1,800,000 shares. As a result, 18,000 shares would be the base number for options to be granted annually to Mr. Markley, subject to Millennium meeting or exceeding its performance goals, for a period of seven years from the date of March 8, 2000. In addition, Millennium’s common stock was split 2-for-1 on October 31, 2001, and the stock split was applicable to all outstanding shares of Millennium, including stock option shares. Thus, Mr. Markley became eligible to receive a grant of 36,000 stock options annually. The other component of his eligibility to receive options is Millennium’s performance in meeting its annual budget goals. For 2005, Millennium met or exceeded two out of six performance goals, or 33.33% of its goals, as described below. Therefore, Mr. Markley’s base option award was 33.33% of 36,000, or approximately 12,000 stock options for the year 2005. The Board of Directors awarded Mr. Markley 12,000 stock options on September 21, 2006.

The employment agreements of Ms. Shull and Mr. Phelps state that these executive officers shall be eligible for stock options as may be awarded by the Board in its sole discretion. There are no performance-based conditions or other material conditions applicable to the awards.

On September 21, 2006, the Board of Directors approved an additional grant of stock options to acquire 15,000 shares of Millennium common stock to Mr. Phelps for exceptional performance in 2006 and to provide incentive for Mr. Phelps to remain employed by Millennium and Millennium Bank.

Timing of Long-Term Incentive Awards

Our practice with respect to the timing of long-term incentive awards is to grant stock-based awards to executive officers once each year.

We are aware that the release of various information, including information related to our financial results, may have an impact on the market price of our common stock and, therefore, on the value of the stock-based award, depending on whether the information is favorable or unfavorable. Accordingly, we believe that a consistent application of our stock awarding practices from year to year is vital. The stock awarded by the Board of Directors is designed to provide incentives for the creation of long-term shareholder value and to contain delayed vesting provisions that prevent recipients of stock awards from taking advantage of short-term fluctuations in the market price of our common stock.

We have not planned in the past, nor do we plan in the future, to time the release of material nonpublic information for the purpose of affecting the value of executive compensation. We do not have a practice of setting the exercise price of stock awards based on the stock price on any date other than the grant date, nor do we use a formula or any other method to select a price based on a period before, after, or surrounding the grant date. Stock awards are granted at the closing price of our common stock on the date of grant.

Modification of Stock Option Awards

In 2006, the Compensation Committee of the Board of Directors recommended that two of Carroll C. Markley’s grants be modified. On September 21, 2006, the Board approved two modifications to the grants issued on January 25, 2001 and February 8, 2001. Grants on both dates contained language that stated that options could be exercised “on February 8, 2005 through February 8, 2006,” which meant that the grants could only be exercised during a one-year period, when both grants actually had an expiration date of ten years from the date of grant. The Board of Directors was advised that it could amend the two grants to eliminate the language that limited the exercise period to one year. The change was recommended in order to conform the agreements to the terms of Mr. Markley’s employment agreement and was made public in a SEC filing. According to the terms and conditions of the employment agreement, the grant should have mirrored the terms of prior grants, which had longer exercise periods. For this reason, the Committee took the position that a change in the option agreements would not be an extension of the exercise period but simply a change to make the agreements consistent with the employment agreement. The Committee believed there was good evidence that the grant agreements simply did not reflect the true terms of the grants. In addition, under applicable Internal Revenue Service rules, the company was in a period of “good faith” interpretation of the rules. With regard to the accounting rules, an opinion was obtained from Millennium’s independent audit firm, Crowe Chizek and Company, LLC, in which they concurred with the amendment transaction and advised that there would be no expense to record as a result of the correction.

At the Compensation Committee’s request, the Board also made one other change to a grant that was issued to Mr. Markley on November 20, 2003. It was amended to reflect the correct date and option price of the grant.

In connection with the resignation of Anita L. Shull on March 31, 2007 and the subsequent arrangement between Millennium Bank and Ms. Shull whereby she was engaged as a Consultant for a temporary period of time until her successor is hired and commences employment, the Board of Directors of Millennium took action at its regular meeting on March 22, 2007 to amend stock option grants issued to Ms. Shull on July 29, 2002 and February 2, 2003, approving the vesting in full of 4,000 unvested options and 2,000 unvested options, respectively. Ms. Shull may exercise all stock options granted to her until the later of December 31, 2007 or the date the options would otherwise expire according to the term of each grant agreement.

Performance-Based Goals for CEO Compensation

Following are the goals that were set for use in determining compensation matters for Mr. Markley for the year 2006:

Category	2006 Goals	2006 Actual Results	Percentage of Achievement
Total Assets	$480,732,000	$591,542,000	123.05
Net Income	$3,820,000	$(481,000)	-0-
Efficiency Ratio (1)	66.72%	73.26%	91.08
CAMEL Rating	*	*	100.00
Return on Assets	0.82%	(0.10)%	-0-
Return on Equity	7.74%	(0.99)%	-0-

(1)	Based on continuing operations

Out of the six goals established in 2006, only two met or exceeded 100%. Thus, Mr. Markley was eligible to receive 33.33% of his long-term incentive award as calculated under his executive employment agreement and described above. Only long-term incentive compensation was awarded to Mr. Markley and Mr. Phelps.

The Compensation Committee of the Board considered the award of stock options to Messrs. Markley and Phelps. For Mr. Markley, the Committee recommended 12,000 stock options, based upon the calculations required under Mr. Markley’s Executive Employment Agreement, as amended, which are set forth in the section on Material Terms of Stock Option Awards in Employment Agreements below. For Mr. Phelps, the Committee recommended an award of 15,000 stock options based on his personal performance and contributions to the company in 2006. The Board approved and issued Mr. Phelps’s options on March 23, 2006, at an option price of $9.32, vesting over five years and expiring on March 22, 2016. The option price was based on the closing price of MBVA common stock on March 23, 2007 on the NASDAQ stock exchange. Mr. Markley’s options were approved on September 21, 2006, and issued on that date at an option price of $8.81, vesting in full immediately, and expiring on September 20, 2016. The option price was based on the closing price of MBVA common stock as of the close of business on September 21, 2007, on the NASDAQ stock exchange.

Other Benefits

Perquisites Practices. We provide perquisites and similar benefits to certain of our executive officers due to their roles as representatives of the company in the community.

Perquisites in 2006 were approved for Mr. Markley and Ms. Shull, and they included the use of a company automobile, payment of membership dues for country clubs and certain other clubs, and expenses related to cellphone usage. The aggregate total of perquisites paid to Mr. Markley was $16,737 and for Ms. Shull was $8,190 in 2006.

Other Employee Benefit Plans. During 2006, Millennium maintained various employee benefit plans that constitute a portion of the total compensation package available to the Named Executive Officers and all eligible employees of Millennium. These plans are a 401(k) plan, which permits employees to invest up to 50% of their compensation annually, a flexible benefit health plan, in which employees may set aside a lump sum annually to be used as needed for personal health care expenses throughout the year, and a health insurance plan that provides medical and dental coverage for all eligible employees. In December 2006, the Board of Directors deemed it to be in the best interests of Millennium and its subsidiaries to change the health insurance providers and approved the engagements of United Health Care for major medical coverage and MetLife Insurance for dental coverage. With respect to Mr. Markley’s coverage under the health insurance plan, his monthly payments totaled $1,464 and were paid by Millennium in accordance with his Executive Employment Agreement.

Severance Payments

Each of the employment agreements that we have with our Named Executive Officers provides for the payment of severance and other benefits to them in connection with certain types of termination of employment. The Compensation Committee believes that the components and the rationale and the methodology of the executive compensation strategy provide each executive with a comprehensive compensation package that is competitive and ultimately rewarding for the executive, the Company and its shareholders.

Additional information on these amounts is provided in “Payments Upon Termination or Change in Control” below.

Other Potential Post-Employment Payments

In 2006, Mr. Markley announced his plans to retire as President and Chief Executive Officer of Millennium and Chairman of the Board and Chief Executive Officer of Millennium Bank, N.A., on March 31, 2007, or one day after the date that his successor commences work. Millennium’s Board of Directors took steps to employ Mr. Markley as a Consultant for a period of two years following the date of his retirement. Under the Consulting Agreement of CCM Consulting Services, Inc., Mr. Markley will be an independent contractor working in an advisory capacity to management of Millennium. His consulting fee is to be $152,000 per year, and he can terminate the Consulting Agreement upon 60 days of notice to Millennium if he so desires. The Agreement contains confidentiality and nondisclosure provisions as well as post-termination restrictions. In the event of a “change in control,” Mr. Markley would be entitled to receive a lump-sum payment in the amount of salary and target bonus for 48 months, with this compensation offsetting any compensation owed to him for the same 48-month period under this Agreement. In conjunction with the Consulting Agreement, the Board approved an Employment Agreement of Carroll C. Markley to be effective on the same date as the foregoing agreement and the same two-year term until expiration. In addition to setting forth his duties as a consultant and advisor, this Agreement provides certain employee benefits, a salary of $38,000 per year, eligibility for bonuses based on the attainment of certain business performance objectives, eligibility for stock options, and reimbursement of certain business expenses, as allowable by the Internal Revenue Service. Other basic provisions include those for termination, confidentiality and nondisclosure, post-termination restrictions, and a change-in-control benefit similar to the Consultant Agreement, but he will not receive double compensation under this particular provision.

Ms. Shull tendered her resignation from Millennium Bank, N.A. and Millennium to be effective as of March 31, 2007, due to family issues. In the interest of keeping the Bank running smoothly and efficiently during the transition to a new President, the Bank’s Board of Directors offered Ms. Shull a post-termination, short-term employment position with the Bank as a Consultant, to which she agreed. The terms and conditions of her employment are contained in a Letter of Understanding effective as of April 1, 2007. The term of the consultancy will begin on April 1, 2007, and continue until the Board of Directors notifies her that her services are no longer needed, which is expected to coincide somewhat with the hiring of a new President. As an hourly employee, she will be compensated at an agreed-upon fee, working on an as-needed basis with management. She will continue to serve on the Bank’s Board of Directors; her unvested stock options have been fully vested; and her employee benefits will continue, as permissible by the Plans and applicable laws and regulations.

Compensation Committee Report

The Compensation Committee of the Board of Directors reviews and recommends Board approval of the salary and other compensation of Millennium’s executive officers, including the Named Executive Officers. The Committee consists entirely of independent directors who are not officers or employees of Millennium.

As required under revised SEC rules, the Compensation Committee has reviewed and discussed the CD&A with management, and based on the review and discussion, it has recommended to the Board of Directors that the CD&A be included in Millennium’s Annual Report on Form 10-K and the Proxy Statement.

Compensation Committee

Arthur J. Novick
Barbara Wortley

Annual Compensation of Executive Officers

In the tables and discussion below, we summarize the compensation earned during 2006 by (1) our chief executive officer, (2) our chief financial officer, and (3) our chief operating officer, the three most highly compensated executive officers who earned more than $100,000 in total compensation for services rendered in all capacities during 2006, collectively referred to as the “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Carroll C. Markley (2)	2006	190,000	—	39,500	16,737	(3)	246,237
Former President and Chief Executive Officer
Anita L. Shull (4)	2006	160,000	—	—	8,190	(5)	168,190
Former Executive Vice President and Chief Operating Officer
Dale G. Phelps	2006	135,000	—	52,177	—		187,177
Interim President and Chief Executive Officer

(1)

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of our stock and other factors. Expected dividends are based on dividend trends and the market price of our stock price at grant. We use historical data to estimate option exercises within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant. The assumptions for options granted during the year and the resulting estimated fair values per share used in our option pricing model are as follows:

	Risk free interest rate	Expected dividend yield	Expected life of option	Expected volatility	Estimated value per share
Mr. Markley	4.67%	0.80%	10 years	19.99%	$3.29
Mr. Phelps	4.67%	0.80%	10 years	19.99%	$3.48

(2)	Mr. Markley retired in March 2007.
(3)

The value of Mr. Markley’s perquisites was $15,273 in 2006, which included club membership dues of $9,765, company automobile expenses of $4,408, and cell phone expenses of $1,100. In addition, under the terms of Mr. Markley’s employment agreement, Millennium also paid a total of $1,464 for Mr. Markley’s medical and dental insurance payments in 2006.

(4)	Ms. Shull resigned in March 2007.
(5)	Ms. Shull’s perquisites in 2006 included club membership dues of $1,087, company automobile expenses of $5,455, and cell phone expense of $1,648.

The following table contains information concerning grants of stock options and stock awards to each of the Named Executive Officers during the fiscal year ended December 31, 2006.

2006 Grants of Plan-Based Awards Table

Name	Grant Date	Approval Date	Estimated Potential Payouts Under Equity Incentive Plan Awards	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)_	Fair Market Value on Date of Grant ($/Sh
			Target (#)
Carroll C. Markley	9/21/2006	9/21/2006	36,000	12,000	8.81	8.81
Anita L. Shull	—	—	n/a	0	—	—
Dale G. Phelps	3/23/2006	3/23/2006	n/a	15,000	9.31	9.31

Employment Agreements

As part of its compensation program for 2006, Millennium had entered into employment agreements with the three Named Executive Officers, and a summary of their Agreements follows. The agreements with Mr. Markley and Ms. Shull terminated in March 2007.

Carroll C. Markley. On January 1, 2005, Mr. Markley entered into an employment agreement with us and Millennium Bank for a two-year term that is extended automatically each month (absent contrary notice by either party). As a result, two years remain on the term on his employment agreement at any time unless either party elects not to extend the term. The employment agreement provides for a base annual salary of $190,000 and his service as our Chairman of the Board, Chief Executive Officer, and President of and Chairman of the Board and Chief Executive Officer of Millennium Bank. The Employment Agreement also allows for Mr. Markley’s participation in the Millennium Bank, N. A. Executive Incentive Compensation Plan, wherein his “target bonus” is 25% of his base salary, subject to the terms of the plan. During the term of the employment agreement, Mr. Markley will be entitled to receive, on the same basis as other of our similarly situated officers, group employee benefits such as paid time off (sick leave and vacation), long-term disability insurance coverage, health, life and accident insurance, and similar noncash compensation that we or Millennium Bank may from time to time extend to its officers. In addition, Mr. Markley’s employment agreement allows for the use of a vehicle owned by Millennium Bank and payment of country club dues.

Mr. Markley has the right to terminate his employment agreement upon 60 days of notice to us and Millennium Bank in writing. We, at any time and without notice, may terminate him for “cause.” Termination for cause includes termination as an employee, officer, and director of us and Millennium Bank. In such an event, Mr. Markley would be entitled to receive only that base salary earned on or before his last day of active service, and other post-employment benefits required by law or our policies. He would not be entitled to receive any portion of his target bonus for the period in which the termination occurs but would receive any accrued bonus for any performance period completed prior to the date of termination.

We may also terminate employment without cause as long as two-thirds of the members of our Boards of Directors approve such termination. Mr. Markley would be entitled to receive (a) a lump sum payment consisting of his base salary for 24 months, (b) a lump sum payment consisting of his target bonus for the year in which such termination occurs, and (c) payment by us or Millennium Bank of his health insurance coverage for 18 months, provided that he elects to receive such coverage. All payments and benefits are subject to the execution of a valid separation agreement and general release, which includes a release of all claims Mr. Markley may have against Millennium Bank and all of its respective subsidiaries, affiliates, directors, officers, employees, shareholders, and agents (other than rights of indemnification, rights to directors and officers insurance, and any rights to accrued benefits under the employee benefit plans), cooperation and nondisparagement clauses, and an affirmation of post-employment restrictions previously agreed to by Mr. Markley.

Mr. Markley’s employment and rights to compensation under his employment agreement will terminate if Millennium Bank ceases operations or if he is unable to perform the duties of his positions due to death or disability (as disability is defined in the agreement). In the event of termination due to death or disability, his heirs, beneficiaries, successors, or assigns are entitled only to receive any compensation fully earned prior to the date of his death or incapacitation due to disability and will not be entitled to any other compensation or benefits, except to the extent specifically provided in his employment agreement or required by law or that certain benefit plans or policies under which he is covered provide a benefit to his heirs, beneficiaries, successors, or assigns.

Mr. Markley’s employment agreement also imposes post-employment restrictions for a one-year period, including noninterference with customers of Millennium Bank, nonsolicitation and nonhiring of employees of us or Millennium Bank, and noncompetition by not engaging in banking activities in a national or state bank within a ten-mile radius of Millennium Bank’s headquarters.

With regard to a change in control wherein Mr. Markley’s employment is terminated within a certain period or his conditions of employment are substantially changed from those enumerated in his employment agreement, he will be entitled to receive (a) severance payment in the amount of his base salary and target bonus for the greater of (1) the remainder of the applicable term of his employment agreement or (2) 48 months, and (b) continued health care coverage for the remainder of the term of the employment agreement. The compensation paid to him due to a change in control shall offset any compensation owed to him for the same period under his employment agreement and is not intended to provide double compensation to him for any period of time. All stock options granted to Mr. Markley also will become fully vested upon a change in control if they have not already vested in full.

Early in 2007 the Board of Directors of Millennium commenced a search for Mr. Markley’s successor as President and Chief Executive Officer. On March 22, 2007, the Board approved the hiring of Richard I. Linhart, who is expected to commence his new position in mid-July 2007. Since Mr. Markley had informed us that he intended to retire from active management of Millennium and Millennium Bank as of March 31, 2007, the Board of Directors designated an interim President and Chief Executive Officer, Dale G. Phelps, for the period following Mr. Markley’s retirement until such time as Mr. Linhart begins his new position. Mr. Markley’s Employment Agreement was terminated as of the close of business on March 31, 2007, and his new employment and consulting agreements became effective on April 1, 2007 for a two-year period, during which he will remain available to the Boards and management of Millennium and Millennium Bank on an as-needed basis.

Anita L. Shull. Ms. Shull entered into an employment agreement with Millennium Bank effective May 27, 2004. The employment agreement provides for her service as Chief Operating Officer and Executive Vice President and President and Chief Operating Officer of Millennium Bank, and is for an initial three-year term, with automatic one-year renewals thereafter. The employment agreement initially fixed her base annual salary at $150,000, with subsequent increases at the discretion of the Board of Directors of Millennium Bank.

The employment agreement also allows for Ms. Shull’s participation in the Millennium Bank, N.A. Executive Incentive Compensation Plan, wherein her “target bonus” is 25% of her base salary, subject to the terms of the plan. During the term of the employment agreement, Ms. Shull will be entitled to receive, on the same basis as other similarly situated officers of Millennium Bank, group employee benefits such as paid time off (sick leave and vacation), long-term disability insurance coverage, health, life and accident insurance, and similar noncash compensation that we or Millennium Bank may from time to time extend to its officers. In addition, Ms. Shull’s Agreement allows for the payment of country club dues.

Ms. Shull may terminate her employment upon mutual agreement with Millennium Bank. In such case, Ms. Shull agrees not to seek employment or be engaged to provide services to any other bank or financial institution that is located within 25 miles of the bank’s offices in Reston, Virginia, or within 25 miles of any of the bank’s branches then in existence. Millennium Bank may terminate employment without cause upon giving Ms. Shull three months of notice prior to termination. In such case, Ms. Shull would be entitled to receive (a) a lump sum payment consisting of an amount equal to her base salary for the number of days left in the term of her employment agreement or for nine months, whichever is greater, (b) a lump sum payment of her target bonus for the year in which the termination without cause occurs, and (c) payment by the bank of health and major medical insurance for the remainder of the term of the employment agreement or 18 months, whichever is less. All payments and benefits are subject to the execution of a valid separation agreement and general release, which includes a release of all claims Ms. Shull may have against Millennium Bank and all of its respective subsidiaries, affiliates, directors, officers, employees, shareholders, and agents (other than rights of indemnification, rights to directors and officers insurance, and any rights to accrued benefits under the employee benefit plans), a cooperation clause, a nondisparagement clause, and an affirmation of post-employment restrictions previously agreed to by Ms. Shull.

Millennium Bank, at any time and without notice, may terminate Ms. Shull for “cause.” In such an event, Ms. Shull would be entitled to receive only that base salary earned on or before her last day of active service, and other post-employment benefits required by law or the bank’s policies. She would not be entitled to receive any portion of her target bonus for the period in which the termination occurs but would receive any accrued bonus for any performance period completed prior to the date of termination.

Ms. Shull’s employment and rights to compensation under her employment agreement will terminate if Millennium Bank ceases operations or if she is unable to perform the duties of her positions due to death or disability (as disability is defined in the agreement). In the event of termination due to death or disability, her heirs, beneficiaries, successors, or assigns are entitled only to receive any compensation fully earned prior to the date of her death or incapacitation due to disability and will not be entitled to any other compensation or benefits, except to the extent specifically provided in her employment agreement or required by law or that certain benefit plans or policies under which she is covered provide a benefit to her heirs, beneficiaries, successors, or assigns.

With regard to a change in control wherein Ms. Shull’s employment is terminated within a certain period or the conditions of her employment are substantially changed from those enumerated in her employment agreement, she will be entitled to receive (a) a lump sum severance payment in the amount of her base salary and target bonus for the greater of (1) the remainder of the applicable term of her employment agreement or (2) 48 months, and (b) continued health insurance coverage for the remainder of the term of her employment agreement or 18 months, whichever is less, provided that she is covered under the Bank’s health insurance plan at that time and timely elects continued coverage. The compensation paid to her due to a change in control shall offset any compensation owed to her for the same period under her employment agreement and is not intended to provide double compensation to her for any period of time. All stock options granted to Ms. Shull also will become fully vested upon a change in control if they have not already vested in full.

In addition, if Ms. Shull or Millennium Bank should receive notice from tax counsel or the certified public accounting firm acting on behalf of the bank that the payment Ms. Shull would be receiving under her employment agreement or otherwise would be considered to be an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, or any successor statute then in effect, the aggregate payments by Millennium Bank under the employment agreement are to be reduced to the highest amount that may be paid to Ms. Shull without having any portion of any amount payable to her by Millennium Bank or a related entity under the employment agreement or otherwise treated as such an “excess parachute payment.” The reduction is to extend to the last payment due to Ms. Shull under the change in control section, if permitted by applicable law and without adverse tax consequence. In the event that payments are made which are later confirmed to be “excess parachute payments” by a tax advisor, such payments are to be considered a loan by Millennium Bank to Ms. Shull, and such loan is to be repaid by Ms. Shull, with interest, upon demand.

Dale G. Phelps. Mr. Phelps entered into an employment agreement with Millennium Bank effective June 6, 2005. His employment agreement provides for his service as Executive Vice President and Chief Financial Officer for both Millennium Bank and us and is for an initial three-year term with automatic one-year renewals thereafter. The employment agreement provides for an annual base salary of $135,000, with annual increases at the discretion of Millennium Bank. Mr. Phelps is eligible to participate in the Millennium Bank, N.A. Executive Incentive Compensation Plan, and his “target bonus” eligibility under the plan is 15% of his base salary, subject to the terms of the plan.

During the term of his employment agreement, Mr. Phelps will be entitled to receive, on the same basis as other of our similarly situated officers, group employee benefits such as paid time off (sick leave and vacation), long-term disability insurance coverage, health, life and accident insurance, and similar noncash compensation that Millennium Bank or we may from time to time extend to our officers. He may also choose to participate in our 401(k) Plan and Trust.

If Millennium Bank should terminate Mr. Phelps’s employment agreement for any reason other than “cause,” Mr. Phelps will receive (a) a lump sum severance payment in the amount of his base salary for the greater of the remainder of the applicable term under the employment agreement or nine months, (b) a lump sum payment of his target bonus for the year in which the termination occurs, and (c) health insurance coverage for the remainder of the term of the employment agreement or 18 months, whichever is less. The employment agreement contains nondisclosure and noninterference provisions and a noncompetition provision for a period of one year following the termination of employment. If Mr. Phelps should be terminated for cause, he would be entitled to receive only that base salary earned on or before his last day of active service and other post-employment benefits required by law or under bank policy. He would not be entitled to receive any portion of his target bonus for the period in which the termination occurs but will receive any accrued bonus for any performance period completed prior to the date of termination. In the event of termination by death or disability, Mr. Phelps or his heirs, beneficiaries, successors, or assigns, will be entitled only to receive any compensation fully earned prior to the date of death or incapacitation due to disability and will not be entitled to any other compensation or benefits, except to the extent specifically provided in his employment agreement or to the extent required by law or to the extent that such benefit plans or policies under which Mr. Phelps is covered provide a benefit to him or his heirs, beneficiaries, successors, or assigns. Mr. Phelps’s employment agreement also imposes standard post-employment restrictions for a one-year period, including noninterference with customers of Millennium Bank and nonsolicitation and nonhiring of employees of Millennium or Millennium Bank.

In the event of a change in control of us wherein Mr. Phelps’s employment is involuntarily terminated within six months prior to or 12 months after the change in control, Mr. Phelps will be entitled to receive, in addition to any other post-employment benefits to which he would be entitled under bank policy, (a) a lump sum severance payment in the amount of his base salary and target bonus for the greater of the remainder of the applicable term of his employment agreement or 24 months, and (b) health insurance coverage for the remainder of the term of his employment agreement or 18 months, whichever is less, provided that he was covered under the bank’s health plan at the time and timely elects continued coverage. The compensation to be paid under this section shall offset any compensation owed to Mr. Phelps for the same period under his employment agreement and is not intended to provide double compensation to him for any period of time. In addition, to the extent permitted under the terms of our Stock Option Plan and/or any stock option agreements with Mr. Phelps, said stock options will become fully vested in the event of a change in control.

In addition, if Mr. Phelps or Millennium Bank should receive notice from tax counsel or the certified public accounting firm acting on behalf of the bank that the payment Mr. Phelps would be receiving under the employment agreement or otherwise would be considered to be an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, or any successor statute then in effect, the aggregate payments under Mr. Phelps’s employment agreement are to be reduced to the highest amount that may be paid to him without having any portion of any amount payable to him treated as such an “excess parachute payment.” The reduction is to extend to the last payment due to Mr. Phelps under the change in control section of his employment agreement, if permitted by applicable law and without adverse tax consequence. In the event that payments are made which are later confirmed to be “excess parachute payments” by a tax advisor, such payments are to be considered a loan by us to Mr. Phelps, and such loan is to be repaid by Mr. Phelps, with interest, upon demand.

Holdings of Stock Options

In the table below, we list information on the holdings of unexercised stock options as of December 31, 2006, for each of the named executive officers.

2006 Outstanding Equity Awards at Fiscal Year-End Table

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
Carroll C. Markley	33,066 25,130 7,936 153,266 12,064 13,812 17,876 18,385 12,000				5.00 5.00 5.00 5.00 5.00 7.24 7.24 8.46 8.81	2/9/2010 1/24/2011 1/24/2011 2/7/2011 2/7/2011 11/19/2013 11/19/2013 3/31/2015 9/20/2016

Anita L. Shull	11,428 4,572 1,935	2,857 1,143	(1) (1)		7.00 7.00 6.20	7/28/2012 7/28/2012 2/19/2013
	1,065 11,454 6,367 7,660 5,889 1,772	2,000	(1)		6.20 6.95 6.96 8.46 8.46 8.46	2/19/2013 5/13/2014 513/2014 3/31/2015 3/31/2015 3/31/2015

Dale G. Phelps		10,000 15,000	(2) (2)		7.18 9.31	6/30/2015 3/22/2016

(1)	Ms. Shull’s unexercisable options would have become vested automatically as follows: 2,857 on July 29, 2007, 1,143 on July 29, 2007, and 1,000 on February 20, 2007 and 1,000 on February 20, 2008; however, following her resignation on March 31, 2007, her options were vested in full by the Board of Directors of Millennium Bank as part of her employment arrangement to become a Consultant, effective as of April 1, 2007. In a separate action, the Board of Directors of Millennium approved the amendment of her grant agreements to allow for the accelerated vesting of her options. See Modification of Stock Option Awards above.
(2)	Mr. Phelps’s stock options vest as follows: 15,000 on March 23, 2007 and 10,000 on July 1, 2009.

Option Exercises in Fiscal Year 2006

No stock options or similar awards were exercised during the year ended December 31, 2006 by any of the Named Executive Officers.

Other Compensation

We do not offer any pension benefit plans or deferred compensation plans to our Named Executive Officer.

Payments Upon Termination or Change of Control

As discussed in the CD&A, each of the Named Executive Officers has entered into an Executive Employment Agreement (the “Agreement”). The potential payments to these officers in the event of their termination due to several different scenarios are discussed below, assuming that termination occurred as of December 31, 2006.

Change of Control Plan – Termination by Executive for Good Reason. All three Name Executive Officers have change in control provisions in their Agreements, and other similarities. For example, during the period between six months before and 12 months after the closing date of the change of transaction, all three are entitled to receive certain payments if they are (1) involuntarily terminated by the Bank or the successor employer or (2) resign from employment with the Bank or the successor employer following a reduction in their base salary or bonus opportunity, or (3) are required by the Bank or successor employer to relocate their place of employment to a location more than 25 miles from their current place of employment. If any of these events occur, each is entitled to receive, in addition to any other post-employment benefits to which he or she may be entitled under Bank policy, the following compensation and benefits, provided that each one has executed a separate agreement and general release.

In the event of a change in control, Mr. Markley would receive would receive a lump sum severance payment equal to 48 months of his base salary and target bonus. Since he participates in the Millennium employee health plan, he also would receive continued insurance coverage under COBRA paid by Millennium for 18 months, since his Agreement has an evergreen provision that states that the term of the Agreement shall at all times be two years and at the end of every day the term is extended for one more day, unless or until the Agreement is terminated by either party in accordance with the Agreement. Mr. Markley’s stock options are already fully vested and exercisable and may be exercised through the ten-year term of each grant.

Ms. Shull would be entitled to receive a lump sum severance payment in the amount of her base salary and target bonus for the remainder of the term of her Agreement, which would be from December 31, 2006 to May 27, 2007, or 24 months, whichever is greater, and payment by the Bank of COBRA coverage for the remainder of the term of the Agreement or 18 months, whichever is less, since she participated in the Bank’s health plan. Additionally, Ms. Shull’s 6,000 unvested stock options would become fully exercisable in the event of a change in control.

Mr. Phelps’s Agreement was effective on June 6, 2005 for a three-year term. In the event of a change of control, he would receive a lump sum severance payment in the amount of base salary and target bonus for the remainder of the term of his Agreement or 24 months, whichever is greater, and payment by the Bank of COBRA coverage for the remainder of the term of the Agreement or 18 months, whichever is less, since he participated in the Bank’s health plan. Additionally, Mr. Phelps’s 25,000 unvested stock options would become fully exercisable in the event of a change in control.

Change of Control Plan – Termination by the Company Without Cause. Under each of the Agreements of the Named Executive Officers, termination by the company without cause would result in their being entitled to receive, in addition to any other post-employment benefits to which they may be entitled under Bank policy, compensation and benefits similar to those provided in the paragraph above entitled Change of Control Plan – Termination by Executive for Good Reason.

Severance Plan – Involuntary Termination. The Named Executive Officers may be terminated by Millennium for cause at any time and without notice during the term of their Agreements. If terminated for cause by

Millennium, they would be entitled to receive only their base salary earned on or before their last day of active service and other post-employment benefits required by law or under Millennium policy. They would not be entitled to receive any portion of their target bonus for the period in which the termination occurred but would receive any accrued bonus for any performance period completed prior to the date of termination.

In 2006, Mr. Markley’s accrued bonus would have amounted to 25% of his base salary of $190,000, or $47,500. Ms. Shull’s accrued bonus for fiscal 2006 would have amounted to 25% of her base salary of $160,000, or $40,000, and in the case of Mr. Phelps, his accrued bonus for 2006 would have amounted to 15% of his base salary of $135,000, or $20,250. With regard to the exercise of stock options, the Named Executive Officers would be entitled to exercise any options vested on their date of termination for a period of 30 days following such termination.

Death, Disability or Retirement. In the event of death or total disability of any of the Named Executive Officers, his or her heirs, beneficiaries, successors, or assigns are entitled only to receive any compensation fully earned prior to the date of his or her death or incapacitation due to disability. They are not entitled to any other compensation or benefits, unless they were carried by Millennium under benefit plans or policies that would provide a benefit to their heirs, beneficiaries, and so forth. With regard to retirement, we do not have a formal retirement policy. Like other employees, the Named Executive Officers who participate in the 401(k) Plan and Trust would receive a lump sum distribution from the Plan. In addition, they would have the choice of converting their bank-sponsored life and long-term disability insurance to a single policy in their own names, if desired. Continued health insurance coverage under COBRA would be available to retirees at their own expense. Under the Millennium Bankshares Incentive Stock Option Plan, all vested, unexercised stock options may be exercised for the full ten-year term of each grant after the employee has retired.

Potential Payments Upon Termination of Employment Occurring on 12/31/06

Termination Event	Severance Payment	Bonus	Other Payments	Equity Awards		Total
	($)	($)	($)	($)		($)
Change of Control Plan – Termination by Executive for Good Reason
Carroll C. Markey	760,000	190,000	6,306	N/A		956,306
Anita L. Shull	320,000	80,000	1,752	15,520		417,272
Dale G. Phelps	270,000	40,500	19,107	21,550		351,157
Change of Control Plan – Termination by the Company Without Cause
Carroll C. Markley	760,000	190,000	6,306	N/A		956,306
Anita L. Shull	320,000	80,000	1,752	15,520		417,272
Dale G. Phelps	270,000	40,500	19,107	21,550		351,157
Severance Plan – Involuntary Termination
Carroll C. Markley	0	47,500	0	0		47,500
Anita L. Shull	0	40,000	0	0		40,000
Dale G. Phelps	0	20,250	0	0		20,250
Death, Disability or Retirement
Carroll C. Markley	0	0	0	0	(1)	0
Anita L. Shull	0	0	0	0	(1)	0
Dale G. Phelps	0	0	0	0	(1)	0

(1)

If Mr. Markley and Ms. Shull had chosen to retire on 12/31/06, they would be permitted to exercise their vested and exercisable stock options after retirement and until each grant expired, as provided in their grant agreements. Mr. Phelps did not have any vested and exercisable stock options on 12/31/06.

(2)

Amounts represent the in-the-money value of the awards at 12/31/06, based on the fair market value of our common stock on that date ($9.32) less the option price, multiplied by the number of shares underlying the stock options that would become exercisable on the event.

New Carroll C. Markley Employment and Consulting Agreements

As noted above, in connection with the announcement of his retirement, we have entered into a new employment agreement with Mr. Markley and also a consulting agreement with CCM Consulting Services, Inc. (“CCM Consulting”), a Virginia corporation wholly owned by Mr. Markley. The agreements become effective one day after the later of March 31, 2007 or such time when the employment of a successor to Mr. Markley as Chief Executive Officer of Millennium and Millennium Bank has commenced. Under the agreements, Mr. Markley will remain an employee of Millennium and also provide consulting and advisory services to us. In addition, Mr. Markley will serve as a member of the board of directors of both Millennium and Millennium Bank during the term of the consulting agreement, unless he chooses to resign. Each of the agreements has a term of two years from their effective dates, and the agreement terms will run concurrently.

We will pay CCM Consulting $152,000 per year under the consulting agreement and will pay Mr. Markley a salary of $38,000 per year under the employment agreement. Also under the employment agreement, Mr. Markley will be eligible to receive a bonus of up to $47,500, depending upon the amount of the bonuses that are payable to our executive officers under our incentive compensation plan. During the term of the agreements, Mr. Markley will be entitled to receive, on the same basis as our executive officers, group employee benefits such as paid time off (sick leave and vacation), long-term disability insurance coverage, health, life and accident insurance, and similar noncash compensation that the Company or the Bank may from time to time extend to its executive officers. In addition, Mr. Markley will have the use of a vehicle and payment of country club dues.

Mr. Markley or CCM Consulting, as the case may be, has the right to terminate the consulting agreement and the employment agreement upon 60 days’ written notice to us, and we, at any time and without notice, may terminate either of the agreements for “cause” (as cause is defined in the agreements). In such an event, Mr. Markley or CCM Consulting would be entitled to receive only that compensation earned on or before the last day of active service under the relevant agreement, and other post-termination benefits required by law or Millennium policies.

The agreements and Mr. Markley’s rights to compensation under the agreements will terminate if we or Millennium Bank ceases operations or if he is unable to perform the duties of his positions due to death or “disability” (as disability is defined in the agreements). In the event of termination due to death or disability, Mr. Markley’s heirs, beneficiaries, successors, or assigns are entitled only to receive any compensation fully earned prior to the date of his death or incapacitation due to disability and will not be entitled to any other compensation or benefits, except to the extent specifically provided in the consulting agreement or required by law or to the extent that benefit plans or policies under which he is covered provide a benefit to his heirs, beneficiaries, successors, or assigns.

For a one-year period after termination of the agreements, Mr. Markley and CCM Consulting would be prohibited from interfering with our customers, soliciting or hiring employees of Millennium or Millennium Bank, and competing with us within a ten-mile radius of our headquarters.

If there is a “change in control” (as defined in the agreements) that occurs during the term of the agreements or within six months following expiration of the agreements (unless Mr. Markley or CCM Consulting was terminated for cause), Mr. Markley and CCM Consulting will receive, in addition to any other post-termination benefits to which Markley may be entitled under Millennium policy, a lump-sum payment in the amount of his salary and target bonus, and the compensation to be paid to CCM Consulting, for 48 months. The compensation paid to Mr. Markley and CCM Consulting due to a change in control will offset any compensation owed for the same period under the agreements and is not intended to provide double compensation for any period of time. All stock options granted to Mr. Markley also will become fully vested upon a change in control if they have not already vested in full. If the payments to Mr. Markley and CCM Consulting would be considered to be “excess parachute payments” under Section 280G of the Internal Revenue Code of 1986 or any successor provision of federal income tax law, the aggregate payments by Millennium will be reduced to the highest amount that may be paid by Millennium without having any portion of any amount payable treated as “excess parachute payments.” If permitted by applicable law and without adverse tax consequence, such reduction will be made to the last payment due under the agreements.

Agreement with New Chief Executive Officer

On March 30, 2007, Millennium agreed to hire Richard I. Linhart to succeed Carroll C. Markley as our President and Chief Executive Officer, effective in mid-July. He will also replace Mr. Markley as President and Chief Executive Officer of Millennium Bank. Dale G. Phelps currently serves as interim President and Chief Executive Officer of the Company until Mr. Linhart joins us.

In connection with this appointment, we entered into an executive employment agreement with Mr. Linhart, which will be effective as of July 18, 2007. The agreement provides for Mr. Linhart’s service as President and Chief Executive Officer of both Millennium and Millennium Bank and is for a term that expires on December 31, 2009. The agreement will automatically renew for successive one-year periods at the end of the initial term, unless a party to the agreement terminates it as provided in the agreement. The agreement also provides for his appointment to the board of directors of Millennium Bank and to fill the next available director position on our Board of Directors.

The agreement provides for an annual base salary of $250,000, with increases at the discretion of Millennium and Millennium Bank. Mr. Linhart is eligible to participate in the Millennium Bank, N.A. Executive Incentive Compensation Plan, and his target bonus eligibility under that plan is $25,000 for the 2007 year and 50% of his base salary for the 2008 year, subject to the terms of the plan. The agreement provides for the grant of stock options with respect to 90,000 shares of our common stock, which options will vest in increments of 18,000 on each of the first five anniversaries of the effective date of the agreement. The agreement also provides for the use of an automobile and standard health and related benefits.

Under the terms of the agreement, we can terminate Mr. Linhart’s employment for or without cause, as provided in the agreement. If we terminate his employment without cause, Mr. Linhart will be entitled to receive generally a payment in the amount of base salary for the greater of six months or the remainder of the term of the agreement, a pro-rated amount of the target bonus for the year in which such termination occurs, and COBRA coverage for the longer of six months or the remainder of the term of the agreement. If we terminate his employment due to its non-renewal of the agreement, Mr. Linhart will be entitled to receive generally a payment in the amount of base salary for six months and COBRA coverage for six months. In the event that termination of employment occurs in connection with a change in control of us, as provided in the agreement, Mr. Linhart will be entitled to receive a payment in the amount of three times his base salary at the time of the change in control.

The agreement also includes covenants relating to non-disclosure of confidential information and non-interference with customers, non-solicitation and non-hiring of employees and non-competition for a period of one year following termination of employment under the agreement.

Director Compensation

All directors receive cash compensation in the form of an annual retainer, which is paid quarterly, and a grant of nonqualified stock options, as described below, for their service on the Board. Directors who also serve on subsidiary company boards may be similarly compensated.

In July 2006, the Compensation Committee met and considered director compensation for the years 2005 and 2006. The members reviewed a comparison of the compensation practices of peer companies that it had identified, which included the various types of fees paid by each, as well as equity compensation and other types of long-term director incentive compensation plans. The Committee also considered compensation paid in past years and the availability of funds in the budget for a cash award in making its determination as to the type and amount of compensation to be paid to directors for the year 2006. As recommended by the Compensation Committee, on July 27, 2006, the Board approved the first-time payment of cash compensation for directors in the form of an annual retainer in the amount of $1,500, payable in quarterly installments in fiscal year 2006. In addition, the Committee recommended a grant of nonqualified stock options to acquire 1,000 shares of common stock for each director for service in 2006 and a grant of nonqualified stock options to acquire 800 shares of common stock for service in 2005. Since Millennium was in a trading blackout period at the time due to the negotiations for the agreement with the Hot Creek group, the stock option grants were not approved by the Board until September 21, 2006.

In addition to compensation paid to holding company directors for 2006, seven of our directors (including Messrs. Haggerty, Hanes, Markley, Morey, Novick, Smoot, and Turner) also served as directors of Millennium Bank and were entitled to receive an annual retainer and stock option compensation paid by Millennium Bank, with the exception of Mr. Markley. At a meeting of the Board of Directors of the Bank held on October 26, 2006, the Board approved 2005 compensation of a grant of nonqualified stock options to acquire 800 shares of common stock and 2006 compensation comprised of an annual retainer of $1,500 and a grant of nonqualified stock options to acquire 1,000 shares of common stock, which was the same as director compensation paid by the holding company. Mr. Markley did not receive director compensation in 2005 or 2006.

All of the options described above are immediately exercisable and have terms of 10 years.

The following table shows the compensation earned by each of the directors during 2006:

2006 Director Compensation Table

Name of Director*	Fees Earned or Paid in Cash ($)	Option Awards(1)(2) ($)	All Other Compensation ($)		Total Compensation ($)
Michael L. Colen(3)	1,125	5,898		(4)	7,023

L. James D’Agostino(3)	1,125	5,898		(4)	7,023

Susan B. Gregg(3)	1,125	5,898		(4)	7,023

William P. Haggerty	3,000	11,796		(4)	14,796

Grayson P. Hanes	3,000	11,796		(4)	14,796

David M. W. Harvey(5)	390.45	848		(4)	1,238.45

Stewart R. Little	1,500	5,898		(4)	7,398

David B. Morey	3,000	11,796	80,000	(4)(6)	94,796

Arthur J. Novick	3,000	11,796		(4)	14,796

Joseph W. Paulini(5)	390.45	848		(4)	1,238.45

Robert T. Smoot	3,000	11,796		(4)	14,796

Douglas K. Turner	3,000	11,796		(4)	14,796

*	As President and Chief Executive Officer, Carroll C. Markley did not receive director compensation in 2006.
(1)	Stock options awarded to directors in 2006 were for two years generally as follows. For all directors other than Messrs. Harvey and Paulini, grants of stock options to acquire 800 and 1,000 shares of common stock for service in 2005 and 2006, respectively, were awarded on September 21, 2006. Options were valued at $8.81 per share, the Fair Market Value (“FMV”) of such shares at the close of business on NASDAQ on September 21, 2006, which was the date that the grants were approved by the Board and issued to directors. For Messrs. Harvey and Paulini, pro-rated grants of stock options to acquire shares of common stock for service in 2006 were awarded on October 24, 2006. Options were valued at $10.39 per share, the FMV of such shares at the close of business on NASDAQ on October 24, 2006, which was the date that the grants were approved by the Board and issued to directors.

In addition, directors who also served on the Board of Millennium Bank, N.A., received grants of stock options to acquire 800 and 1,000 shares of common stock for their service in 2005 and 2006, respectively, on that Board on October 26, 2006. These options were valued at $8.73 per share, the FMV at the close of business on NASDAQ on October 26, 2006, which was the date that the grants were approved by the Board and issued to directors. Messrs. Haggerty, Hanes, Morey, Novick, Smoot and Turner served on both boards and would have received $3,000 in cash and stock options with respect to 3,600 shares of common stock in 2006.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of our stock and other factors. Expected dividends are based on dividend trends and the market price of our stock price at grant. We use historical data to estimate option exercises within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant.

The assumptions for options granted during the year and the resulting estimated fair values per share used in our option pricing model are as follows:

	Risk free interest rate	Expected dividend yield	Expected life of option	Expected volatility	Estimated value per share
All directors except Messrs. Harvey and Paulini	4.67%	0.80%	10 years	19.99%	$3.29

Messrs. Harvey and Paulini	4.67%	0.80%	10 years	19.77%	$3.17

(2)	The total number of shares of common stock that each director had the right to acquire upon the exercise of stock options as of December 31, 2006, was as follows: Mr. Colen, 2,396; Mr. D’Agostino, 3,365; Ms. Gregg, 2,240; Mr. Haggerty, 4,115; Mr. Hanes, 3,600; Mr. Harvey, 260; Mr. Little, 3,665; Mr. Morey, 7,955; Dr. Novick, 5,625; Mr. Paulini, 2,830; Mr. Smoot, 5,915; and Mr. Turner, 7,535.
(3)	Messrs. Colen and D’Agostino and Ms. Gregg were directors until September 2006.
(4)	The aggregate value of perquisites and other personal benefits was less than $10,000 for 2006. Directors received one perquisite consisting of dinners prior to board meetings. If a director had attended all 16 board meetings held in 2006, the value of his perquisite would have totaled approximately $400. No director received any consulting fees in fiscal 2006, and Millennium does not have any director legacy or charitable awards programs.
(5)	Messrs. Harvey and Paulini became directors on September 28, 2006. Their cash fees and stock option grants were prorated to reflect only the actual number of days they served in 2006.
(6)	Mr. Morey was a salaried employee of Millennium Bank, N.A. in 2006, for which he received compensation in the amount shown.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

The following table sets forth, as of March 16, 2007, certain information with respect to beneficial ownership of shares of common stock by each of the nominees for election to the Board of Directors, each of the current members of the Board of Directors, each of the executive officers named in the “Summary Compensation Table” below (the “named executive officers”), and all current directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of a spouse, minor children, or other relatives of a director living in such person’s home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself at once or at some future time.

Security Ownership of Management

Name	Common Stock Beneficially Owned(1)		Percentage of Class
William P. Haggerty	3,515		*
Grayson P. Hanes	7,600		*
David M.W. Harvey	545,460	(2)	6.1
Carroll C. Markley(3)	463,765		5.2
David B. Morey	78,545	(4)	*
Arthur J. Novick	96,415		1.0
Joseph W. Paulini	26,344		*
Robert T. Smoot	96,531	(5)	1.0
Barbara Wortley	759,000	(6)	8.5
Anita L. Shull(7)	68,736		*
Dale G. Phelps	15,098	(8)	*
All present executive officers and directors as a group (9 persons)	1,628,508		18.3

*	Represents less than 1% of the total shares outstanding as of March 16, 2007.
(1)	Amounts disclosed include shares of common stock that certain directors and officers have the right to acquire upon the exercise of stock options exercisable within 60 days of March 16, 2007, as follows: Mr. Haggerty, 3,115; Mr. Hanes, 3,600; Mr. Harvey, 260; Mr. Markley, 294,220; Mr. Morey, 7,955; Dr. Novick, 5,625; Mr. Paulini, 2,830; Mr. Smoot, 5,915; Ms. Shull, 52,342; and Mr. Phelps, 15,000.
(2)	The shares are beneficially owned by Hot Creek Investors, L.P. Mr. Harvey is the managing member of Hot Creek Capital, L.L.C., the general partner of Hot Creek Investors, L.P. Mr. Harvey has shared voting and dispositive powers for these shares.
(3)	Mr. Markley resigned as an employee of the company in March 2007 and as a director in April 2007.
(4)	Mr. Morey’s total shares include 700 shares that are solely owned by his spouse, who has sole voting and dispositive powers for the shares.
(5)	Mr. Smoot’s total shares include 4,000 shares held in custodial capacity, 2,000 shares for each of his two minor children, for which he has sole voting and dispositive power.
(6)	Ms. Wortley disclaims beneficial ownership of 54,400 shares that are owned by her spouse in his pension plan. Mr. Wortley has shared voting power for these shares.
(7)	Ms. Shull resigned as an employee of the company in March 2007.
(8)	Mr. Phelps owns 98 shares through his Millennium 401(k) Plan and 25,000 stock options that vest as follows: 15,000 on March 23, 2007, and 10,000 on July 1, 2009.

Security Ownership of Principal Shareholders

The following table sets forth certain information with respect to the beneficial ownership of shares of common stock by each person who owns, to Millennium’s knowledge, more than five percent of the outstanding shares of common stock.

Name and Address	Common Stock Beneficially Owned	Percentage of Class
Barbara Wortley (1)	759,000	8.5
456 Alexander Palm Road
Boca Raton, Florida 33432

Goldman Sachs Asset Management, L.P. (2)	730,636	8.2
30 Hudson Street
Jersey City, New Jersey 07302

Hot Creek Investors, L.P. (3)	569,374	6.1
6900 S. McCarran Boulevard, No. 3040
Reno, Nevada 89509

Robert J. Finlay (4)
29 Armory Road
Milford, New Hampshire 03055	482,437	5.5

(1)

In a Schedule 13D/A filed with the SEC on January 23, 2007, Barbara Wortley reported sole ownership of 704,600 shares of MBVA common stock for which she has sole voting and dispositive powers. In addition, she reported shared voting power with respect to 54,400 shares held by Liberty Lighting Pension Fund. Her spouse has shared voting and dispositive powers with respect to the shares held by Liberty Lighting Pension Fund. In a letter dated January 23, 2007 attached to the Schedule 13D/A, Ms. Wortley nominated herself and Scott R. McQueen to stand for election at the 2007 Annual Meeting of Shareholders of Millennium. Ms. Wortley subsequently withdrew the nominations, since Millennium’s Board had taken action to appoint her a director effective February 28, 2007 and to nominate her to stand for election as a Class C Director at the Annual Meeting.

(2)

In a Schedule 13G/A filed with the SEC on February 9, 2007, Goldman Sachs Asset Management, L.P., reported ownership and sole voting power with respect to 640,415 shares of MBVA common stock and sole dispositive power with respect to 730,636 shares of MBVA common stock in its capacity as investment adviser on behalf of third parties as of December 31, 2006.

(3)

An Amendment No. 4 to Schedule 13D was filed with the SEC on August 18, 2006, jointly by Hot Creek Capital, L.L.C., Hot Creek Investors, L.P., David M. W. Harvey, and Joseph W. Paulini. The MBVA common stock that was the subject of the amended Schedule 13D was held by Hot Creek Investors (545,200 shares) and Mr. Paulini (24,174 shares).

(4)	Based on a Schedule 13D filed with the SEC on March 22, 2007.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2006, regarding securities authorized for issuance under Millennium’s equity compensation plans.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Shareholders	738,870	$6.39	991,938
Equity Compensation Plans Not Approved by Shareholders (2)	—	—	—
Total	738,870	$6.39	991,938

(1)	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.
(2)	Millennium does not have any equity compensation plans that have not been approved by shareholders

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Executive Officers and Directors

We lease our main office from 1601 Washington Plaza, LLC. There are 63 unit owners of 1601 Washington Plaza, LLC, all of whom are shareholders of Millennium. Among the unit owners are shareholders who are also directors or members of management. These include Carroll C. Markley, our President and CEO, Ian C. Markley, a director of Millennium Bank and son of Carroll C. Markley, and Messrs. Morey, Paulini, and Smoot, all of whom are also directors of Millennium. The lease is for a ten-year term, expiring in 2009 with an option to renew the lease for an additional ten-year period. Millennium’s payments to 1601 Washington Plaza, LLC under the lease totaled $192,573.44 in 2006. The terms of this lease are substantially similar to the terms of similar leases that are the result of “arm’s length” negotiations between unrelated parties, and the leasing rate is comparable to current market rates.

We also lease the branch office location in Herndon, Virginia, from 1051 Elden Street, LLC. There are 33 unit owners of 1051 Elden Street, LLC, all of whom are shareholders of Millennium. Among the unit owners are shareholders who are also directors or members of management. These include Carroll C. Markley, Ian C. Markley, I & C Associates, LLC, and Messrs. Morey, Paulini, and Smoot. We entered into this lease on April 1, 2003 for a ten-year term with the option to renew for three additional periods of five years each, and our payments to 1051 Elden Street, LLC under this lease totaled $105,571.70 in 2006. The terms of this lease are substantially similar to the terms of similar leases that are the result of “arm’s length” negotiations between unrelated parties, and the leasing rate is comparable to current market rates.

On June 4, 2004, Mr. Smoot entered into a letter of agreement with 1601 Washington Plaza, LLC and 1051 Elden Street, LLC to provide property management services to these entities through his wholly owned company, C-Squared Management & Development, L.L.C. In 2006, C-Squared Management & Development, L.L.C. received a payment of $6,000 from each of these companies.

Ian C. Markley, son of Carroll C. Markley and a director of MBNA, performs legal services for the Corporation and Bank through Markley & Associates, PLLC. In 2006, total fees paid to Markley & Associates amounted to $37,622, down from $47,341 paid in 2005.

The son of Mr. Hanes was employed as President of a company under contract to produce mortgage loan business for Hyland Financial Services, a division of Millennium Capital, Inc., from January 30, 2004 until August 31, 2005. In 2005, Grayson S. Hanes (the son) received compensation from Millennium amounting to $108,185. He remained affiliated with Millennium Hyland Mortgage, LLC (another subsidiary of Millennium Bank) until February 2006. Mr. Hanes is a partner with the law firm of Reed Smith, LLP. In 2006, Millennium paid nominal legal fees amounting to $237 to Reed Smith, LLP.

Some of our directors and officers are at present, as in the past, customers of Millennium Bank, and we have had, and expect to have in the future, banking transactions in the ordinary course of business with directors and officers and their affiliates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others. These transactions do not involve more than the normal risk of collectibility or present other unfavorable features.

We have not adopted a formal policy that covers the review and approval of related person transactions by the Board of Directors. The Board, however, does review all such transactions that are proposed to it for approval. During such a review, the Board will consider, among other things, the related person’s relationship to us, the facts and circumstances of the proposed transaction, the aggregate dollar amount of the transaction, the related person’s relationship to the transaction and any other material information. The Audit Committee of the Board also has the responsibility to review significant conflicts of interest involving directors or executive officers.

In addition, any extensions of credit to our directors and officers are required to be on substantially the same terms as comparable transactions to non-related parties at the time of the extension of credit, pursuant to banking regulations applicable to us.

Director Independence

Our Board of Directors has adopted Corporate Governance Guidelines, which incorporate certain criteria in the NASDAQ rules for use by the Board when determining director independence. The Board also broadly considers all other relevant facts and circumstances that bear on the materiality of each director’s relationship with Millennium, including the potential for conflicts of interest, when determining director independence.

The Nominating and Governance Committee evaluates each incumbent director and all new director nominees based on applicable law, regulations, and rules and makes a recommendation to the full Board as to the independence of directors and director nominees. Our Board of Directors has determined that the following six directors have no disqualifying material relationships with us or our subsidiaries and are, therefore, independent: Messrs. Haggerty, Harvey, Novick, Paulini and Smoot and Ms. Wortley. As of the date of this Proxy Statement, the Board of Directors has not made a formal determination as to the independence of Messrs. Kinoshita and Wolfe, but it is not aware of any relationships between them and Millennium or its subsidiaries that would disqualify them from being deemed independent.

The Board of Directors considered the following relationships with certain of its directors to determine whether such director was independent under its Corporate Governance Guidelines:

•

Mr. Harvey is a portfolio manager of various investment partnerships that specialize in equity investments in small capitalization community banks, thrifts and their holding companies, which could include Millennium;

•	Messrs. Paulini and Smoot are unit holders in limited liability companies that own our main office and our Herndon office and leases them to us; and

•	Mr. Smoot owns a limited liability company that provides property management services to the limited liability companies that own our main office and our Herndon office.

Mr. Morey, who was an officer of one of our former subsidiaries, and Mr. Hanes, who has a son that is a former officer of one of our subsidiaries, are currently not independent, as determined by the Board of Directors.

Additional information on material related person transactions with our executive officers and directors is provided in “Transactions with Executive Officers and Directors” below.

Susan B. Gregg, Michael L. Colen, and L. James D’Agostino, who were each one of our directors until September 2006, Stewart R. Little, who was one of our directors until February 2007, and Douglas K. Turner, who was one of our directors until April 2007, were also independent during their service as directors under the criteria above. Carroll C. Markley, who was a director until April 2007, was not independent.

The NASDAQ standards referenced above, as well as other corporate governance initiatives adopted by us, are set forth in the Corporate Governance Guidelines and are available to any shareholder upon request from the Corporate Secretary or on the “Corporate Governance” page of our Investor Relations web site at www.millenniumbankshares.com.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees to Audit Firm in 2006

The following table shows the aggregate fees billed to us for professional services by Crowe Chizek and Company LLC (“Crowe Chizek”), our independent registered public accounting firm, for fiscal years 2004 through 2006:

	2006	2005	2004
Audit Fees(1)	$191,255	$80,000	$88,300
Audit-Related Fees(2)	9,515	7,500	11,650
Tax Fees(3)	14,500	7,500	13,000
All Other Fees(4)	24,180	30,575	0

Total	$139,195	$125,575	$112,950

(1)

Audit Fees. This category includes the aggregate fees billed by Crowe Chizek for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2006, for the review of the financial statements included in our reports on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings and engagements.

(2)

Audit-Related Fees. The aggregate fees billed by Crowe Chizek for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under the heading “Audit Fees” above for the fiscal years ended December 31, 2006, December 31, 2005, and December 31, 2004 were $9,515, $7,500 and $11,650, respectively. During all three years, these fees included a required audit of an employee benefit plan. During 2006 and 2004, these services also included the review of various accounting standards and discussions with the Board of Directors and the Audit Committee.

(3)

Fees for Tax Services. The aggregate fees billed by Crowe Chizek for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2006, were $14,500. During 2005 and 2004, Crowe Chizek billed $7,500 and $13,000, respectively, for these services. These services generally included tax return preparation.

(4)

All Other Fees. This figure includes services rendered in connection with assistance provided regarding implementation of Sarbanes-Oxley in both 2006 and 2005. Crowe Chizek bills us annually for out-of- pocket expenses. In 2006 and 2005, Millennium was billed approximately $3,900, respectively. These amounts are in addition to the amounts disclosed in the chart above.

Pre-Approval Policy and Procedures

The Audit Committee engages the independent public accountants and defines the scope of their services on an annual basis. Any proposed changes to the services established by the Audit Committee through the engagement process will be reviewed with the Audit Committee in advance of the services being rendered to ensure that the audit firm’s independence is maintained. As required by the Audit Committee’s Charter, all audit-related services, tax services, and other services for 2006 were preapproved by the Audit Committee through the engagement process, and the Audit Committee has concluded that the services provided by Crowe Chizek during 2006 were compatible with maintaining that firm’s independence in the conduct of its auditing functions.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2). The response to this portion of Item 15 is submitted as a separate section of this report.

(a)(3) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (restated in electronic format), attached as Exhibit 3.1 to the Registration Statement on Form SB-2/A, Registration No. 333-72500, filed with the Commission on December 14, 2002, incorporated herein by reference.

3.2	Bylaws, as amended on May 25, 2006 and effective September 1, 2006, attached as Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on June 1, 2006, incorporated herein by reference.

4.1	Form of Common Stock Certificate, attached as Exhibit 4.1 to the Form SB-2, incorporated herein by reference.

10.1	Form of Employee Stock Option of Millennium Bankshares Corporation, attached as Exhibit 10.2 to the Form SB-2, incorporated herein by reference.**

10.2	Millennium Bankshares Corporation Incentive Stock Option Plan, attached as Exhibit 4.3 to the Registration Statement on Form S-8, Registration No. 333-101076, filed with the Commission on November 7, 2002, incorporated herein by reference.**

10.3	Executive Employment Agreement, dated as of June 6, 2005, between Millennium Bank and Dale Phelps, attached as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 10, 2005, incorporated herein by reference.**

10.4	Commercial Lease Agreement between 1051 Elden Street, L.L.C., the lessor, and Millennium Bank, N.A., the lessee, dated April 2, 2003, attached as Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the period ended June 30, 2003, incorporated herein by reference.

10.5	Consulting Agreement of Carroll C. Markley, dated as of August 1, 2006, by and among the Company, the Bank and CCM Consulting Services, Inc., attached as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 1, 2006, incorporated herein by reference.**

10.6	Employment Agreement of Carroll C. Markley, dated as of August 1, 2006, by and among the Company, the Bank and Carroll C. Markley, attached as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on August 1, 2006, incorporated herein by reference.**

10.7	Agreement, dated as of August 4, 2006, by and among the Company, Hot Creek Capital, L.L.C., a Nevada limited liability company, Hot Creek Investors L.P., a Nevada limited partnership, David M.W. Harvey, Joseph Paulini and Charles Dean, attached as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 7, 2006, incorporated herein by reference.

21	List of Subsidiaries.*

23	Consent of Crowe Chizek and Company LLC. *

31.1	Rule 13a-14(a) Certification of Principal Executive and Financial Officer.*

31.2	Rule 13a-14(a) Certification of Principal Executive and Financial Officer (Amendment No. 1).***

32.1	Statement of Principal Executive and Financial Officer pursuant to 18 U.S.C. § 1350.*

32.2	Statement of Principal Executive and Financial Officer pursuant to 18 U.S.C. § 1350 (Amendment No. 1).***

*	Previously filed
**	Management contracts and compensatory plans and arrangements.
***	Filed herewith

(b)	Exhibits

The response to this portion of Item 15 as listed in Item 15(a)(3) above is submitted as a separate section of this report.

(c)	Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM BANKSHARES CORPORATION

Date: April 30, 2007	By:	/s/ Dale G. Phelps
Dale G. Phelps
Interim President and
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
31.2	Rule 13a-14(a) Certification of Principal Executive and Financial Officer (Amendment No. 1).

32.2	Statement of Principal Executive and Financial Officer pursuant to 18 U.S.C. § 1350 (Amendment No. 1).