Form 10-K/A
period 2006-12-31
MILLENNIUM BANKSHARES CORP
filed 2007-05-04
CIK 1158678

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Documents Incorporated by Reference

not applicable

EXPLANATORY NOTE

The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (filed on April 17, 2007 with the Securities and Exchange Commission), as amended by its Annual Report on Form 10-K/A (Amendment No. 1) (filed on April 30, 2007 with the Securities and Exchange Commission), as set forth in this Annual Report on Form 10-K/A (Amendment No. 2) (the “Form 10-K/A”). This Form 10-K/A includes revised Items 11 and 14 of Part III as disclosed in the Registrant’s definitive proxy statement for the 2007 annual meeting of shareholders.

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

The Board of Directors may increase the salary of an executive officer. In such cases, compensation is structured to emphasize variable pay based on performance, with base salary set comparable to market median, and cash incentive opportunities generally set comparable to market median, so that total cash compensation opportunities may be compared to a peer group of publicly traded bank or financial services holding companies that the Compensation Committee has determined is an appropriate comparison group for this purpose.

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

Mr. Phelps was awarded 5,000 stock options by the Board of Directors on March 23, 2006. Subsequent to the Board’s approval, Mr. Markley designated an additional 10,000 options to be awarded to Mr. Phelps, in accordance with the authority previously granted to him by the Board of Directors, as part of the awards to all other employees on the same date, which brought the total awarded to Mr. Phelps to 15,000 stock options. The additional 10,000 options were awarded to Mr. Phelps in order to encourage his continued employment with us. The options vest over a five-year period beginning on March 23, 2007, and the grant has a term of ten years. The option price of $9.31 per share is based on the closing price of Millennium’s common stock on NASDAQ on March 23, 2006. The grant agreements could not be issued until the trading blackout period in 2006 was lifted at the end of September, at which time the Corporation’s revised grant agreement template was used to issue all options awarded in 2006.

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

The Compensation Committee of the Board considered the award of stock options to Messrs. Markley and Phelps. For Mr. Markley, the Committee recommended 12,000 stock options, based upon the calculations required under Mr. Markley’s Executive Employment Agreement. For Mr. Phelps, the Committee recommended an award of 5,000 stock options based on his personal performance and contributions to the company in 2006, and Mr. Markley designated an additional 10,000 options to be awarded to Mr. Phelps as part of the stock options awarded to all other employees in order to assure Mr. Phelps’s continued employment with us. The Board approved and issued Mr. Phelps’s options on March 23, 2006, at an option price of $9.31, vesting over five years and expiring on March 22, 2016. The option price was based on the closing price of MBVA common stock on

March 23, 2006 on the NASDAQ stock exchange. Mr. Markley’s options were approved on September 21, 2006, and issued on that date at an option price of $8.81, vesting in full immediately, and expiring on September 20, 2016. The option price was based on the closing price of MBVA common stock as of the close of business on September 21, 2006, on the NASDAQ stock exchange.

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

Severance Payments

Each of the employment agreements that we had or have with our Named Executive Officers provides for the payment of severance and other benefits to them in connection with certain types of termination of employment. The Compensation Committee believes that the components and the rationale and the methodology of the executive compensation strategy provide each executive with a comprehensive compensation package that is competitive and ultimately rewarding for the executive, the Company and its shareholders.

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

2006 Grants of Plan-Based Awards Table

Name			Estimated Potential Payouts Under Equity Incentive Plan Awards	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Fair Market Value on Date of
	Grant Date	Approval Date	Target (#)	Options (#)	Awards ($/Sh)	Grant ($/Sh)
Carroll C. Markley	9/21/2006	9/21/2006	36,000	12,000	8.81	8.81
Anita L. Shull	—	—	n/a	0	—	—
Dale G. Phelps	3/23/2006	3/23/2006	n/a	15,000	9.31	9.31

Employment Agreements

As part of its compensation program for 2006, Millennium had entered into employment agreements with the three Named Executive Officers, and a summary of the terms of their Agreements, as if they were currently in effect, follows. The agreements with Mr. Markley and Ms. Shull terminated in March 2007.

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

2006 Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option
Name	Exercisable	Unexercisable		Options (#)	Price ($)	Expiration Date
Carroll C. Markley	33,066 25,130 7,936 153,266 12,064 13,812 17,876 18,385 12,000				5.00 5.00 5.00 5.00 5.00 7.24 7.24 8.46 8.81	2/9/2010 1/24/2011 1/24/2011 2/7/2011 2/7/2011 11/19/2013 11/19/2013 3/31/2015 9/20/2016

Anita L. Shull	11,428	2,857	(1)		7.00	7/28/2012
	4,572	1,143	(1)		7.00	7/28/2012
	1,935				6.20	2/19/2013
	1,065	2,000	(1)		6.20	2/19/2013
	11,454 6,367 7,660 5,889 1,772				6.95 6.96 8.46 8.46 8.46	5/13/2014 5/13/2014 3/31/2015 3/31/2015 3/31/2015

Dale G. Phelps		10,000	(2)		7.18	6/30/2015
		15,000	(2)		9.31	3/22/2016

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

Payments Upon Termination or Change of Control

As discussed above, each of the Named Executive Officers had entered into an Executive Employment Agreement as of December 31, 2006 (each, an “Agreement”). The potential payments at that time to these officers in the event of their termination due to several different scenarios are discussed below, assuming that termination occurred as of December 31, 2006.

Change of Control Plan – Termination by Executive for Good Reason. All three Named Executive Officers have change in control provisions in their Agreements, and other similarities. For example, during the period between six months before and 12 months after the closing date of the change of transaction, all three are entitled to receive certain payments if they are (1) involuntarily terminated by the Bank or the successor employer or (2) resign from employment with the Bank or the successor employer following a reduction in their base salary or bonus opportunity, or (3) are required by the Bank or successor employer to relocate their place of employment to a location more than 25 miles from their current place of employment. If any of these events occur, each is entitled to receive, in addition to any other post-employment benefits to which he or she may be entitled under Bank policy, the following compensation and benefits, provided that each one has executed a separate agreement and general release.

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

Potential Payments Upon Termination of Employment Occurring on 12/31/06

Termination Event	Severance Payment	Bonus	Other Payments	Equity Awards(1)		Total
	($)	($)	($)	($)		($)
Change of Control Plan – Termination by Executive for Good Reason
Carroll C. Markey	760,000	190,000	6,306	N/A		956,306
Anita L. Shull	320,000	80,000	1,752	15,520		417,272
Dale G. Phelps	270,000	40,500	19,107	21,550		351,157
Change of Control Plan – Termination by the Company Without Cause
Carroll C. Markley	760,000	190,000	6,306	N/A		956,306
Anita L. Shull	320,000	80,000	1,752	15,520		417,272
Dale G. Phelps	270,000	40,500	19,107	21,550		351,157
Severance Plan – Involuntary Termination
Carroll C. Markley	0	47,500	0	0		47,500
Anita L. Shull	0	40,000	0	0		40,000
Dale G. Phelps	0	20,250	0	0		20,250
Death, Disability or Retirement
Carroll C. Markley	0	0	0	0	(2)	0
Anita L. Shull	0	0	0	0	(2)	0
Dale G. Phelps	0	0	0	0	(2)	0

(1)

Amounts represent the in-the-money value of the awards at 12/31/06, based on the fair market value of our common stock on that date ($9.32) less the option price, multiplied by the number of shares underlying the stock options that would become exercisable on the event.

(2)

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

Fees to Audit Firm in 2006

The following table shows the aggregate fees billed to us for professional services by Crowe Chizek and Company LLC (“Crowe Chizek”), our independent registered public accounting firm, for fiscal years 2004 through 2006:

	2006	2005	2004
Audit Fees(1)	$91,000	$80,000	$88,300
Audit-Related Fees(2)	9,515	7,500	11,650
Tax Fees(3)	14,500	7,500	13,000
All Other Fees(4)	24,180	30,575	0

Total	$139,195	$125,575	$112,950

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

(4)

All Other Fees. The aggregate fees billed by Crowe Chizek for all other services rendered to us were $24,180. This amount includes services rendered in connection with assistance provided regarding implementation of Sarbanes-Oxley in both 2006 and 2005, as well as out-of-pocket expenses billed annually by Crowe Chizek.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2). The response to this portion of Item 15 is submitted as a separate section of this report.

(a)(3) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (restated in electronic format), attached as Exhibit 3.1 to the Registration Statement on Form SB-2/A, Registration No. 333-72500, filed with the Commission on December 14, 2002, incorporated herein by reference.

3.2	Bylaws, as amended on May 25, 2006 and effective September 1, 2006, attached as Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on June 1, 2006, incorporated herein by reference.

4.1	Form of Common Stock Certificate, attached as Exhibit 4.1 to the Form SB-2, incorporated herein by reference.

10.1	Form of Employee Stock Option of Millennium Bankshares Corporation, attached as Exhibit 10.2 to the Form SB-2, incorporated herein by reference.**

10.2	Millennium Bankshares Corporation Incentive Stock Option Plan, attached as Exhibit 4.3 to the Registration Statement on Form S-8, Registration No. 333-101076, filed with the Commission on November 7, 2002, incorporated herein by reference.**

10.3	Executive Employment Agreement, dated as of June 6, 2005, between Millennium Bank and Dale Phelps, attached as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 10, 2005, incorporated herein by reference.**

10.4	Commercial Lease Agreement between 1051 Elden Street, L.L.C., the lessor, and Millennium Bank, N.A., the lessee, dated April 2, 2003, attached as Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the period ended June 30, 2003, incorporated herein by reference.

10.5	Consulting Agreement of Carroll C. Markley, dated as of August 1, 2006, by and among the Company, the Bank and CCM Consulting Services, Inc., attached as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 1, 2006, incorporated herein by reference.**

10.6	Employment Agreement of Carroll C. Markley, dated as of August 1, 2006, by and among the Company, the Bank and Carroll C. Markley, attached as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on August 1, 2006, incorporated herein by reference.**

10.7	Agreement, dated as of August 4, 2006, by and among the Company, Hot Creek Capital, L.L.C., a Nevada limited liability company, Hot Creek Investors L.P., a Nevada limited partnership, David M.W. Harvey, Joseph Paulini and Charles Dean, attached as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 7, 2006, incorporated herein by reference.

21	List of Subsidiaries.*

23	Consent of Crowe Chizek and Company LLC. *

31.1	Rule 13a-14(a) Certification of Principal Executive and Financial Officer.*

31.2	Rule 13a-14(a) Certification of Principal Executive and Financial Officer (Amendment No. 1).*

31.3	Rule 13a-14(a) Certification of Principal Executive and Financial Officer (Amendment No. 2).***

32.1	Statement of Principal Executive and Financial Officer pursuant to 18 U.S.C. § 1350.*

32.2	Statement of Principal Executive and Financial Officer pursuant to 18 U.S.C. § 1350 (Amendment No. 1).*

32.3	Statement of Principal Executive and Financial Officer pursuant to 18 U.S.C. § 1350 (Amendment No. 2).***

*	Previously filed
**	Management contracts and compensatory plans and arrangements.
***	Filed herewith

(b)	Exhibits

The response to this portion of Item 15 as listed in Item 15(a)(3) above is submitted as a separate section of this report.

(c)	Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM BANKSHARES CORPORATION

Date: May 4, 2007	By:	/s/ Dale G. Phelps
Dale G. Phelps
Interim President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
31.3	Rule 13a-14(a) Certification of Principal Executive and Financial Officer (Amendment No. 2).

32.3	Statement of Principal Executive and Financial Officer pursuant to 18 U.S.C. § 1350 (Amendment No. 2).