Form 10-Q
period 2007-03-31
MILLENNIUM BANKSHARES CORP
filed 2007-05-15
CIK 1158678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

8,926,291 shares of common stock, par value $5.00 per share, outstanding as of May 7, 2007

MILLENNIUM BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MILLENNIUM BANKSHARES CORPORATION

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited) March 31, 2007	December 31, 2006
Assets:
Cash and due from banks	$5,048	$8,288
Federal funds sold	2,896	50,364
Securities available for sale	196,534	172,703
Restricted stock	5,795	4,449
Loans held for sale, included in discontinued operations	22,338	37,728
Loans receivable (net of allowance for loan losses of $3,703 at March 31, 2007 and $3,441 at December 31, 2006)	300,324	295,057
Premises and equipment, net	1,899	2,029
Accrued interest receivable	3,855	3,226
Bank owned life insurance	12,759	12,645
Other assets	5,933	5,053

Total assets	$557,381	$591,542

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$30,511	$31,303
Interest-bearing	392,505	451,426

Total deposits	423,016	482,729
Federal funds purchased /repurchase agreements	217	—
Advances from Federal Home Loan Bank	74,400	47,900
Subordinated debentures	8,000	8,000
Accrued interest payable	1,337	1,287
Other liabilities	1,978	4,074

Total liabilities	508,948	543,990

Shareholders’ Equity:
Common stock, par value $5.00 per share, authorized 10,000,000 shares;
Issued and outstanding at March 31, 2007 — 8,926,291
Issued and outstanding at December 31, 2006 — 8,926,291	44,631	44,631
Capital surplus	4,455	4,408
Retained earnings	678	275
Accumulated other comprehensive income (loss)	(1,331)	(1,762)

Total shareholders’ equity	48,433	47,552

Total liabilities and shareholders’ equity	$557,381	$591,542

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Income

(In Thousands, Except Share Data)

	Unaudited For the Three Months Ended March 31,
	2007	2006
Interest Income
Loans, including fees	$5,943	$4,747
Securities	2,197	1,490
Federal funds sold	361	7

Total Interest Income	8,501	6,244

Interest Expense
Deposits	4,821	2,304
Federal funds purchased and repurchase agreements	1	57
Advances from Federal Home Loan Bank	606	695
Subordinated debentures	198	181

Total Interest Expense	5,626	3,237

Net Interest Income	2,875	3,007

Provision for Loan Losses	255	—

Net Interest Income after Provision for Loan Losses	2,620	3,007

Noninterest Income
Gain on sale of loans and loan fees, net	132	184
Service charges	64	69
Other income	175	136

Total Noninterest Income	371	389

Noninterest Expense
Officers’ and employees’ compensation and benefits	1,275	1,365
Occupancy and equipment expense	484	517
Marketing, promotion and advertising expense	46	54
Other operating expense	716	608

Total Noninterest Expense	2,521	2,544

Income from Continuing Operations before Income Taxes	470	852

Provision for Income Tax Expense	(3)	174

Income from Continuing Operations	473	678

Income from Discontinued Operations	108	149

Net Income	$581	$827

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Income

(In Thousands, Except Share Data)

	Unaudited For the Three Months Ended March 31,
	2007	2006
Earnings per common share from continuing operations
Basic	$0.05	$0.08
Diluted	$0.05	$0.07

Earnings per common share from discontinued operations
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Earnings per common share
Basic	$0.07	$0.09
Diluted	$0.06	$0.09

Dividends per common share	$0.02	$0.02

Weighted average shares outstanding
Basic	8,926,291	8,872,914
Diluted	9,188,009	9,105,442

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months ended March 31, 2007 and 2006

(In Thousands Except Per Share Data)

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2005	$44,241	$4,075	$1,467	$(2,090)	$47,693
Options exercised	250	80	—	—	330
Dividends	—	—	(177)	—	(177)
Stock compensation expense	—	13	—	—	13
Net income	—	—	827	—	827
Changes in net unrealized (loss) on securities available for sale, net of tax effect	—	—	—	(320)	(320)
Total comprehensive income	—	—	—	—	507

Balances — March 31, 2006	$44,491	$4,168	$2,117	$(2,410)	$48,366

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2006	$44,631	$4,408	$275	$(1,762)	$47,552
Dividends	—	—	(178)	—	(178)
Stock compensation expense	—	47	—	—	47
Net income	—	—	581	—	581
Changes in net unrealized (loss) on securities available for sale, net of tax effect	—	—	—	431	431
Total comprehensive income	—	—	—	—	1,012

Balances — March 31, 2007	$44,631	$4,455	$678	$(1,331)	$48,433

See Accompanying Notes to Consolidated Financial Statements

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

	Unaudited For the Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$581	$827
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	255	—
Depreciation and amortization	168	189
Discount accretion and premium amortization on securities, net	9	38
Stock compensation expense	47	13
Decrease in loans held for sale, net (discontinued operations)	15,390	13,348
Increase in cash surrender value of bank owned life insurance	(114)	(101)
Increase in accrued interest receivable	(629)	(208)
(Increase) decrease in other assets	(1,104)	21
Increase in accrued interest payable	50	31
(Decrease) increase in other liabilities	(2,096)	362

Net cash provided by operating activities	12,557	14,520

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in federal funds sold	47,468	914
(Increase) decrease in loans receivable, net	(5,522)	1,477
Purchase of securities available for sale	(30,013)	(9,528)
Maturity of securities available for sale	3,000	—
Paydown of securities available for sale	2,482	1,718
Purchase of bank owned life insurance	—	(4,000)
Purchase of bank premises and equipment	(38)	(32)

Net cash provided by (used in) investing activities	17,377	(9,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	330
Dividends paid	(178)	(177)
Net (decrease) increase in deposits	(59,713)	7,069
Net increase (decrease) in FHLB borrowings	26,500	(10,000)
Net increase (decrease) in funds purchased and securities sold under agreements to repurchase	217	(66)

Net cash used in financing activities	(33,174)	(2,844)

(Decrease) increase in cash and cash equivalents	(3,240)	2,225

CASH AND CASH EQUIVALENTS
Beginning	8,288	5,505

Ending	$5,048	$7,730

SUPPLEMENTAL DISCLOSURES:

CASH PAID FOR TAXES	$—	$—

CASH PAID FOR INTEREST	$5,391	$2,403

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2007 and 2006 (Unaudited)

Note 1. General

Millennium Bankshares Corporation (the “Company”, “we” or “our”) is a financial holding company headquartered in Reston, Virginia. We were incorporated in 1998 and began operations in April 1999. We provide services through our principal operating subsidiary, Millennium Bank, N. A. (the “Bank”). We presently operate six banking offices in Reston, Great Falls, Herndon, Warrenton, Colonial Heights, and Richmond, Virginia. We are a community bank providing, through our branches and over the Internet, a broad range of commercial and retail banking services designed to meet the needs of businesses and consumers in the communities we serve. We emphasize local decision-making within our organization and provide personal service to our customers. By combining the technological support, products and services that our customers demand with direct access to senior management and responsive customer service, we work to foster a business and consumer banking environment that allows us to effectively compete in our particular market with other financial institutions of all sizes.

The accompanying consolidated financial statements have been prepared in accordance with the requirements of the rules and regulations of the Securities and Exchange Commission. As a result, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, however, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2007 and the results of operations for the three-month periods ended March 31, 2007 and 2006.

Certain items in the prior year’s consolidated financial statements have been reclassified to conform with the current year’s presentation.

These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

Note 2. Discontinued Operations

As of December 31, 2006, the Company determined that it was in its best interest to wind down its mortgage operating subsidiaries. It was the Company’s desire to focus exclusively on core banking activities to eliminate, going forward, the risks normally associated with mortgage banking activities. The wind down decision was also precipitated by credit quality issues that surfaced in the held for sale loan portfolio during the fourth quarter of 2006. Accordingly, the results of the Company’s mortgage operations are presented in a separate category on the income statement following the results from continuing operations.

STATEMENT OF INCOME FOR DISCONTINUED OPERATIONS

	For the Three Months Ended March 31,
	2007	2006
Interest Income	$461	$204
Interest Expense	360	137
Net Interest Income	101	67

Provision for Loan Losses	—	—

Net Interest Income after Provision for Loan Losses	101	67

Noninterest Income
Gain (loss) on sale of loans and loan fees, net	93	189
Other income	—	—

Total Noninterest Income	93	189

Noninterest Expense
Officers’ and employees’ compensation and benefits	30	30

Total Noninterest Expense	30	30

Income from Discontinued Operations before Income Taxes	164	226

Income Tax Expense	56	77

Income from Discontinued Operations	$108	$149

In September 2005, the Company restructured its mortgage operations. Under the new structure, the Company established contractual relationships with three mortgage banking limited liability companies, the terms of each of which provided for a “per loan” fee to be paid to the Company (the 51% owner of the LLC’s) for each mortgage loan sold and required the 49% owners to pay for all costs of operation while retaining all other fee income.

At March 31, 2007 there were $22.3 million in loans held for sale attributable to discontinued operations. Included in the carrying amount for loans held for sale is a $4.7 million lower of cost or market valuation allowance. The expense associated with this adjustment was recorded in December 2006. Also included in the carrying amount of loans held for sale is $5.8 million in loans held for sale that were originated and sold in 2006 but were repurchased in the first quarter of 2007 due to early payment default. Investor agreements provide that the seller must buyback the loan under certain conditions, such as early payment default. At March 31, 2007, $5.3 million of loans held for sale were 90 days or more past due. Management estimates that additional repurchases of approximately $4.0 million may be required during the second quarter 2007.

Note 3. Stock Option Plan

On August 12, 1999, the Company adopted an Incentive Stock Option Plan. The total number of shares granted under the plan cannot exceed 2,000,000 shares. The Board of Directors of the Company administers the plan and the plan will terminate as of August 11, 2009. Under the plan, the option price of the shares must be granted at not less than fair market value, the options’ term may not exceed ten years and the options are not transferable. All stock options have an exercise price that is at least equal to the fair market value of the Company’s stock on the date the options were granted.

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

The following table summarizes stock option activity:

	Three Months Ended March 31, 2007
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	738,870	$6.39
Granted	84,382	$10.17
Exercised	—	—
Forfeited or expired	—	—

Outstanding, period end	823,252	$6.78
Options exercisable at period end	579,414	$5.93

The following table details stock options outstanding:

(dollars in thousands)	March 31, 2007	December 31, 2006
Stock options vested and currently exercisable:
Number	579,414	589,958
Weighted average exercise price	$5.93	$6.00
Aggregate intrinsic value	2,491	1,959
Weighted average remaining life (in years)	4.9	5.3

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. For the three months ended March 31, 2007 the Company recorded $47,000 in stock compensation expense to salaries and employee benefits compared to $13,000 for the same period last year. The stock compensation expense was higher in the three-month period ended March 31, 2007 due to the expense associated with nonqualified stock options granted to directors of the Company during this period which vested immediately. There were 84,382 options granted in the three months ended March 31, 2007. In order to calculate the fair value of these option grants, the following weighted-average assumptions were used as of the grant date: risk-free interest rate 4.64%, expected option life 10.0 years, expected stock price volatility 17.0%, and dividend yield 0.80%. The resulting weighted average fair value of the options granted in the first three months of 2007 was $3.56 for each option granted.

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

SFAS 123R requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. The Company did not reduce its compensation expense for estimated forfeitures prior to vesting primarily based on the limited number of holders of unvested stock options in the first three months of 2007. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for the remainder of 2007 and beyond is estimated as follows:

Year	(in thousands)
April 2007 – December 2007	$150
2008	148
2009	99
2010	73
2011	38
2012	2

Note 4. Securities

Securities available for sale at March 31, 2007 are summarized below:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies	$69,168	$ 49	$(1,184)	$ 68,033
Mortgage backed securities	54,840	97	(624)	54,313
Obligations of states and political subdivisions	65,751	84	(377)	65,458
Other debt securities	8,790	11	(71)	8,730

Total debt securities	$198,549	$241	$(2,256)	$196,534

Securities available for sale at December 31, 2006 are summarized below:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S.
Government agencies	$72,160	$20	$(1,583)	$70,597
Mortgage backed securities	50,716	29	(731)	50,014
Obligations of states and political subdivisions	43,695	41	(372)	43,364
Other debt securities	8,802	8	(82)	8,728

Total debt securities	$175,373	$98	$(2,768)	$172,703

Note 5. Loans

Loans receivable included the following at the dates indicated:

	March 31, 2007	December 31, 2006
	(In Thousands)
Real estate loans
Residential	$86,591	$85,929
Commercial	128,058	125,540
Construction	55,707	55,245

Total real estate loans	$270,356	$266,714
Commercial	19,389	18,502
Consumer	14,382	13,468
Overdrafts	34	22

Subtotal	$304,161	$298,706
Allowance for loan losses	(3,703)	(3,441)
Deferred loan fees	(134)	(208)

Total	$300,324	$295,057

Note 6. Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	March 31, 2007	March 31, 2006
	(In Thousands)
Balance at January 1	$3,441	$3,215
Provision charged to operating expense	255	—
Recoveries added to the allowance	19	7
Loan losses charged to the allowance	(12)	—

Balance at the end of the period	$3,703	$3,222

Note 7. Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.

	March 31,
	2007	2006
Income from continuing operations	$473	$678
Weighted average shares outstanding	8,926,291	8,872,914
Basic earnings per share from continuing operations	$0.05	$0.08

Income from continuing operations	$473	$678
Weighted average shares outstanding	8,926,291	8,872,914
Add dilutive effects of assumed exercises of stock options	261,718	232,528

Weighted average shares outstanding adjusted for dilution	9,188,009	9,105,442

Diluted earnings per share from continuing operations	$0.05	$0.07

	March 31,
	2007	2006
Income from discontinued operations	$108	$149
Weighted average shares outstanding	8,926,291	8,872,914
Basic earnings per share from discontinued operations	$0.01	$0.02

Income from discontinued operations	$108	$149
Weighted average shares outstanding	8,926,291	8,872,914
Add dilutive effects of assumed exercises of stock options	261,718	232,528

Weighted average shares outstanding adjusted for dilution	9,188,009	9,105,442

Diluted earnings per share from discontinued operations	$0.01	$0.02

	March 31,
	2007	2006
Net income	$581	$827
Weighted average shares outstanding	8,926,291	8,872,914
Basic earnings per share	$0.07	$0.09

Net income	$581	$827
Weighted average shares outstanding	8,926,291	8,872,914
Add dilutive effects of assumed exercises of stock options	261,718	232,528

Weighted average shares outstanding adjusted for dilution	9,188,009	9,105,442

Diluted earnings per share	$0.06	$0.09

No stock options or warrants were considered anti-dilutive in computing weighted average shares

Note 8. Recent Accounting Standards

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

In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income tax accounts; no such accruals exist as of January 1, 2007. The Company and its subsidiaries file a consolidated U.S. federal income tax return and a consolidated return in the state of Virginia. These returns are subject to examination by taxing authorities for all years after 2002.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements and requires that the registrant’s materiality evaluation of an identified unadjusted error quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements be considered in quantifying misstatements in current year financial statements. The pronouncement was effective for fiscal years ending after November 15, 2006. Application of SAB 108 did not have a material effect on the Company’s financial statements.

In September 2006, the FASB issued Statement No. 157 (SFAS No. 157), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its financial statements.

In February 2007, the FASB issued Statement No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Liabilities.” SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument-by-instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company is evaluating the impact of this new standard, but currently believes that adoption, if and when elected, will not have a material impact on its financial statements.

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

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended March 31,
	2007	2006
Change in unrealized holding gains (losses) on available-for-sale securities	$655	$(484)
Reclassification adjustment for gains realized in income	—	—

Net unrealized gains (losses)	655	(484)
Tax effect	(224)	164

Other comprehensive income (loss)	$431	$(320)

Note 10. Contingencies

In the course of our operations, we may become a party to legal proceedings arising from the banking, financial, and other activities we conduct. At March 31, 2007, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on Millennium’s financial condition, operating results, or liquidity.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company for the three month period ended March 31, 2007 should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in this report.

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

Presented below is discussion of those accounting policies that management believes are the most important to the portrayal and understanding of the Company’s financial condition and results of operations. These critical accounting policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. See also Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

The Company evaluates various loans individually for impairment as required by Statement of Financial Accounting Standard (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due 90 days or more, restructured loans and other loans selected by management. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific allocation is established for the amount of impairment. If a loan evaluated individually is not impaired, then the loan is assessed for impairment under SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), with a group of loans that have similar characteristics.

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

Financial Summary

General

For the three months ended March 31, 2007, the Company reported net income of $581,000 or $0.06 per diluted share, compared to net income of $827,000, or $0.09 per diluted share, for the same period in 2006.

At December 31, 2006, we determined that it was in our best interest to wind down our mortgage operating subsidiaries. It was our desire to focus exclusively on core banking activities going forward to eliminate the risks normally associated with mortgage banking activities. The wind down decision was also precipitated by credit quality issues that surfaced in the held for sale portfolio during the fourth quarter 2006, which necessitated recording a valuation allowance of $5.9 million at year-end 2006. Accordingly, the results of our mortgage operations are presented in a separate category on the income statement following the results from continuing operations.

Income from continuing operations for the three months ended March 31, 2007 was $473,000 or $0.05 per diluted share, compared to $678,000 or $0.07 per diluted share for the same period last year. The decrease in income from continuing operations was attributable in large measure to an 86 basis point decline in net interest margin between the two periods coupled with a higher provision for loan loss, which coincides with negative trends in asset quality.

Total assets decreased to $557.4 million at March 31, 2007, compared to $591.5 million at December 31, 2006. Comparing March 31, 2007 to December 31, 2006, securities available for sale increased 14% as we executed an investment leveraging strategy, funded by FHLB advances, designed to further improve our overall risk profile. Loans receivable, net of allowance for loan losses, increased just 2% as production did not keep pace with runoff. Loans held for sale decreased by $15.4 million as the previously announced wind down of the mortgage operations continued. Total deposits decreased 12% while borrowings increased by $26.5 million, as we actively allowed the runoff of higher cost certificates of deposit in an effort to stabilize the net interest margin. Federal funds sold declined by $47.5 million as these funds were utilized for investing activities.

Shareholders’ equity was $48.4 million at March 31, 2007, an increase of $881,000 from December 31, 2006. Shareholders’ equity increased by earnings in the three months of 2007 and by an increase in other comprehensive income, but was reduced by dividends paid. Other comprehensive loss includes the change in the unrealized gain (loss) value of the investment portfolio due to changes in interest rates, net of taxes. The net unrealized loss in the investment portfolio, net of tax, decreased $431,000 from December 31, 2006 to March 31, 2007. Book value per share was $5.43 at March 31, 2007 and $5.33 at December 31, 2006.

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

As reflected in Table 1, net interest income on a fully taxable-equivalent basis was $3.2 million for the three months ended March 31, 2007 compared to $3.2 million for the same period in 2006. The tax equivalent basis is arrived at by increasing interest income from investments for certain municipal securities which are exempt from federal taxes, net of the cost to carry them. Interest income for the three months ended March 31, 2007 was $9.2 million, up from $6.6 million for the same period last year. The interest income increase was attributable to a 36.0% increase in average earning assets coupled with an 18 basis point increase in gross yield. Of the $2.6 million increase in interest income, $2.3 million was attributable to volume and $321,000 was attributable to rate changes. Growth in interest income would have been more pronounced except that the composition of average earning assets shifted to a higher percentage of investment securities and federal funds sold. Additional funds were deployed in the investment portfolio to reduce the overall interest rate risk exposure in a declining rate scenario. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk” for further discussion. Average investment securities and federal funds sold as a percentage of total average earning assets was 39.6% for the three months ended March 31, 2007 compared to 34.1% for the same period last year. Gross yield on investment securities for the three months ended March 31, 2007 was 41 basis points higher than the same period last year. Average loans increased $64.9 million for the three months ended March 31, 2007 compared with the same period in 2006 with the increase primarily reflected in loans secured by real estate, both commercial and residential. Loan yield increased 28 basis points as existing variable rate loans tied to prime repriced upward concurrent with the continuing tightening of short-term rates by the Federal Open Market Committee during 2006 and as new volume was originated in a rising rate environment.

TABLE 1	Three Months Ended
	March 31, 2007			March 31, 2006
(Dollars in thousands)	Average Balances	Income/ Expense	Yield/ Rate	Average Balances	Income/ Expense	Yield/ Rate
Assets:
Interest Earning Assets:
Loans, net of unearned discounts	$327,324	$6,404	7.93%	$262,431	$4,952	7.65%
Securities	186,377	2,449	5.33%	135,500	1,643	4.92%
Federal funds sold	28,066	361	5.22%	498	6	4.89%

Total interest earning assets	541,767	$9,214	6.90%	398,429	$6,601	6.72%
Other assets	26,451			21,247

Total assets	$568,218			$419,676

Interest-Bearing Liabilities:
Interest-bearing deposits	$426,735	$5,130	4.88%	$264,333	$2,411	3.70%
Borrowed funds	61,649	856	5.63%	79,806	963	4.89%

Total interest-bearing liabilities	488,384	$5,986	4.97%	344,139	$3,374	3.98%
Other liabilities:
Demand deposits	26,820			25,585
Other liabilities	5,681			1,874

Total liabilities	520,885			371,598
Shareholders’ equity	47,333			48,078

Total liabilities and shareholders’ equity	$568,218			$419,676

Net interest income		$3,228			$3,227

Interest spread (1)			1.93%			2.74%
Net interest yield on earning assets (net interest margin) (2)			2.42%			3.28%

(1)	Interest spread is the average yield earned on earning assets less the average rate incurred on interest bearing liabilities.
(2)	Net interest margin is net interest income expressed as a percentage of average earning assets.

Interest expense increased $2.6 million as both the average balance of interest-bearing liabilities and the rates paid thereon increased. Most of the increased funding was concentrated in higher-rate certificates of deposit. The rate paid on interest-bearing liabilities increased in greater magnitude than the earning asset yield due to intense competition for deposits, which caused us to adopt a more aggressive deposit pricing strategy coupled with the adverse effects of the inverted yield curve on funding costs.

Funding of earning assets from interest free sources declined from 13.6% for the three-month period ended March 31, 2006 to 9.9% for the same period this year as interest-bearing deposits grew at a faster pace than demand deposits.

The high cost of funds remains a major concern as well as our inability to date to dramatically increase demand deposits despite the execution of strategic initiatives designed to improve our ability to expand our core deposit base, as first developed in 2006. The net interest margin decreased by 86 basis points to 2.42% for the three-month period ended March 31, 2007 as compared to 3.28% for the same period in 2006. We expect to curtail further margin compression through planned efforts to reduce our reliance on high cost certificates of deposit.

Noninterest Income

The Company’s noninterest income consists primarily of loan fees, service charges on deposits and income from bank owned life insurance, which is included in other income. There was no material change in total noninterest income recognized from continuing operations for the period ended March 31, 2007 compared to the same period in 2006.

Noninterest Expense

Total noninterest expense includes employee-related costs, occupancy and equipment expense and other overhead. Although there were some fluctuations in certain components of noninterest expense, there was no material change in total noninterest expense recognized from continuing operations for the period ended March 31, 2007 compared to the same period in 2006.

Income Taxes

Income tax expense varies from one period to the next with changes in the level of income before taxes, changes in the amount of tax-exempt income, and the relationship of these changes to each other. Due to increased investments in municipal securities and bank-owned life insurance, the income from which is not taxable, the effective tax rate for the three month period ended March 31, 2007 was 0.0% compared to 20.4% for the same period last year.

Allowance for Losses on Loans

The allowance for loan losses at March 31, 2007 was $3.7 million, compared to $3.4 million at December 31, 2006. Due to some decline in overall asset quality, the provision for loan losses required in the quarter ended March 31, 2007 was $255,000 compared to $0 for the same period last year. The allowance for loan losses to gross loans held for investment was 1.22% at March 31, 2007 compared with 1.29% at March 31, 2006. Management believes the allowance for loan losses was adequate to cover probable incurred credit losses in the loan portfolio at March 31, 2007.

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

The Company and the Bank are subject to capital requirements of regulatory agencies. At March 31, 2007, both the Company and the Bank exceeded all such regulatory capital requirements as shown in the following table.

	March 31, 2007
	Millennium Bankshares Corporation	Millennium Bank
(Dollars in thousands)
Tier 1 Capital:
Common stock	$44,631	$14,800
Capital surplus	4,455	29,800
Subordinated debentures (1)	8,000	—
Retained earnings	678	2,902

Disallowed intangible assets	—	—

Total Tier 1 Capital	$57,764	$47,502

Tier 2 Capital:
Allowance for loan losses (2)	3,702	3,640
Off balance sheet risk exposure	943	943
Subordinated debentures	—	—

Total Tier 2 Capital	4,645	4,583

Total Risk Based Capital	$62,409	$52,085
Risk Weighted Assets	$371,638	$370,318

Capital Ratios:
Tier 1 Risk-Based	15.54%	12.83%
Total Risk-Based	16.79%	14.06%
Tier 1 Capital to average adjusted total assets	10.17%	8.48%

(1)	Limited to 25% of total Tier 1 core capital elements. Remainder, if any, is Tier 2 capital.
(2)	Limited to 1.25% of risk weighted assets.

Deposits

Deposits have been the principal source of funds for use to originate loans and fund investment securities. The Company has employed alternative methods of increasing deposits to fund our mortgage loan operations, including brokered deposits. Brokered deposits are deposits that we obtain through brokers for a fee. Brokered deposits are available in bulk, and they do not require any investments in branch offices, branch personnel or additional spending for marketing or education of employees. The brokered deposits that we obtain consist primarily of 180-day through 24-month certificates of deposits, which may increase our overall cost of funds and decrease our net interest margin. The brokered deposits outstanding were $66.1 million at March 31, 2007 and $74.2 million at December 31, 2006.

The Company attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. We offer statement savings accounts, various checking accounts, various money market accounts, fixed-rate certificates with varying maturities and individual retirement accounts. We are expanding our deposit products and services for businesses.

At March 31, 2007, deposits were $423.0 million, a decrease of 12.4% from $482.7 million at December 31, 2006. The decrease in deposits was most heavily concentrated in certificates of deposit, the result of management’s current strategy to decrease its reliance on this more expensive funding source. Raising low cost deposits continues to be a challenge in our marketplace, which has only been exacerbated by the inverted yield curve. Management therefore, continues to focus its marketing efforts towards attracting lower cost transaction accounts. Strategies associated with the demand deposit growth initiative include electronic check deposit, automated wire notification, a corporate wide incentive program and the establishment of an asset-based lending division. We expect an upward trend in demand deposits in 2007 as a result of these strategies; however, there is no assurance that these efforts will be successful or, if successful, will reduce our reliance on time deposits and borrowings.

The following table indicates the amount of the Company’s time deposits by time remaining until maturity at March 31, 2007:

	Maturity
	3 Months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
(Dollars in thousands)
Certificates of deposit less than $100,000	$38,655	$28,618	$28,108	$53,631	$149,012
Certificates of deposit of $100,000 or more	31,536	30,214	16,533	52,464	130,747

Total certificates of deposits	$70,191	$58,832	$44,641	$106,095	$279,759

Borrowings

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the Federal Home Loan Bank and is authorized to apply for advances from the Federal Home Loan Bank. Each Federal Home Loan Bank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Federal Home Loan Bank may prescribe the acceptable uses for these advances, as well as the size of the advances and repayment provisions. The advances are collateralized by pledged investment securities and certain eligible residential loans.

The Bank’s borrowings also include securities sold under agreements to repurchase and federal funds purchased. Securities sold under agreements to repurchase are collateralized with government agency securities and are essentially deposit equivalents used by our commercial customers. The Bank uses the proceeds for general corporate purposes. At March 31, 2007, the Bank had $217,000 in securities sold under agreements to repurchase and federal funds purchased.

The Bank uses borrowings to supplement deposits when deposit growth does not keep pace with loan growth or when borrowings are available at a lower overall cost to the Bank or they can be invested at a positive rate of return.

At March 31, 2007, the Bank had a borrowing limit of $137.5 million with the Federal Home Loan Bank. The Bank’s outstanding borrowings from the Federal Home Loan Bank totaled $74.4 million at March 31, 2007, which leaves an additional borrowing capacity of $63.1 million. The Bank’s borrowing limit is based on 25% of Bank assets as reported in the Call Report each quarter end date. We also have lines of credit with the Community Bankers Bank in Virginia in available amounts of $10.1 million secured and $12.0 million unsecured, and federal funds lines with two other correspondent banks totaling $12.5 million.

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

Investments

At March 31, 2007, the Company had $196.5 million in total available for sale securities, an increase of 13.8% from $172.7 million at December 31, 2006. The increase in available for sale securities since year-end 2006 was concentrated primarily in obligations of states and political subdivisions. The additional allocation to this investment sector was undertaken to further improve diversification and the overall risk profile of the investment portfolio and the balance sheet as a whole.

Loans

Net loans consist of total loans, offset by deferred loan fees and the allowance for loan losses. Net loans were $300.3 million at March 31, 2007 compared to $295.1 at December 31, 2006. There has been no significant change in the overall composition of loans since year-end. Production did not keep pace with runoff, therefore, there was no major change in any loan sector since year-end. Management expects little change in the overall balance of net loans during the second quarter 2007 based on an analysis of the existing loan pipeline and anticipated runoff.

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

Non-Performing Assets

We had $6.8 million in non-accrual loans at March 31, 2007, compared to $3.1 million at December 31, 2006. During the quarter ended March 31, 2007, $4.3 million, in commercial credits, all to one borrower, were placed on non-accrual. We believe these loans to be adequately secured by commercial real estate collateral and no loss is estimated at this time.

Loans past due 90 days or more and still accruing also increased dramatically from year-end. The increase principally reflects the impact from the credit quality issues in the residential held for sale portfolio, particularly as it relates to loans that we were required to repurchase from investors due to early payment default. Management has assigned an internal team of qualified professionals to handle the workout of these loans.

The following table details information concerning non-accrual, past due and restructured loans at the dates indicated:

(Dollars in thousands)	March 31, 2007	December 31, 2006
Non-accrual loans	$6,757	$3,043
Foreclosed properties	838	74
Restructured loans	—	—

Total non-performing assets	$7,595	$3,117

Loans past due 90 days or more and still accruing interest	6,423	$379

In the table above, $764,000 of the amount included in foreclosed properties and $5.3 million of the amount included in 90 days or more past due and still accruing are associated with discontinued operations.

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

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability to wind down mortgage operations and subsequently dispose of remaining held for sale loans and repurchase obligations;
•	maintaining effective systems of internal and disclosure control;
•	the ability to successfully manage our growth or implement our growth strategies, if we are unable to identify attractive markets, locations or opportunities to expand;
•	reliance on our management team, including our ability to attract and retain key personnel;
•	the successful management of interest rate risk;
•	changes in general economic and business conditions in our market area;
•	changes in interest rates and interest rate policies;
•	problems with technology utilized by the Company;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	changes in banking and other laws and regulations applicable to both the Company and the Bank;
•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	maintaining cost controls and asset quality as we open or acquire new branches;
•	maintaining capital levels adequate to support our growth;
•	demand, development and acceptance of new products and services; and
•	changing trends in customer profiles and behavior in the market place.

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

Static gap is the difference between interest-sensitive assets and interest-sensitive liabilities maturing or repricing within a specific time interval measured at a balance sheet date. The gap can be managed by repricing assets or liabilities, by selling investments, by replacing an asset or liability prior to maturity, or by adjusting the interest rate during the life of an asset or liability. Matching the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net income due to changes in market interest rates. As reflected in the table below, the Company, at March 31, 2007, had $167.5 million more in liabilities than assets that reprice within one year or less and therefore we were in a liability sensitive position. Generally, a liability sensitive position is favorable to the Bank in a decreasing rate environment and unfavorable to the Bank in an increasing rate environment. It is important to recognize, however, that deposits with no stated maturity have been presented in this gap table in the 3 months or less column because they can reprice in that time frame. These deposits may not indeed reprice that quickly, however.

The following table presents the amounts of the Company’s interest sensitive assets and liabilities that mature or reprice in the periods indicated exclusive of non-accrual loans.

	March 31, 2007 Maturing or Repricing in:
	3 Months or less	4-12 Months	1-5 Years	Over 5 Years
(Dollars in thousands)
Interest-sensitive assets:
Loans (1)	$135,141	$25,683	$103,187	$55,598
Investments (2)(3)(4)	8,730	—	66,677	121,126
Federal funds sold	2,896	—	—	—

Total interest-sensitive assets	146,767	25,683	169,864	176,724

Cumulative interest-sensitive assets	146,767	172,450	342,314	519,038

Interest-sensitive liabilities:
NOW accounts	53,651	—	—	—
Savings/Money Market deposit accounts	59,095	—	—	—
Time deposits	70,191	103,473	106,095	—
Borrowed funds	41,000	12,500	28,900	—

Total interest-sensitive liabilities	223,937	115,973	134,995	—

Cumulative interest-sensitive liabilities	223,937	339,910	474,905	474,905

Period gap	$(77,170)	$(90,290)	$34,869	$176,724
Cumulative gap	$(77,170)	$(167,460)	$(132,591)	$44,133
Ratio of cumulative interest-sensitive assets to cumulative interest-sensitive liabilities	65.54%	50.73%	72.08%	109.29%
Ratio of cumulative gap to total assets	(13.85)%	(30.04)%	(23.79)%	7.92%

Total assets	$557,381	$557,381	$557,381	$557,381

(1)	Loans maturing or repricing in three months or less includes mortgage loans held for sale.
(2)	Based on amortized cost
(3)	Excludes Federal Reserve Stock and Community Bankers Bank stock.
(4)	Anticipates prepayments on mortgage-backed securities.

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

The following reflects the results of the Company’s net interest income sensitivity analysis at March 31, 2007, the most recent completed analysis.

Rate Change	At March 31, 2007 Estimated Net Interest Income Sensitivity
+200 bp	-5.9%
-200 bp	-4.4%

At March 31, 2007, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points, net interest income could decrease by 5.9%. At the same date the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income would decrease 4.4%. Compared to the model results at December 31, 2006, the March 31, 2007 model results reflected a more balanced position. The more balanced position is the result of several factors but principally due to the additional investment securities leveraging executed in the first quarter 2007 as well as changes in funding mix assumptions. The Company’s net interest income at risk is within policy limits. Management has been actively engaging in strategies to minimize the identified risk in the declining rate environment and anticipates the magnitude of sensitivity to diminish in 2007. Management also does not view the likelihood of a 200 basis point decline in the near term as very probable but is nonetheless currently contemplating additional actions, which can be taken to further minimize the identified risk in the declining rate environment.

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

The following table presents the economic value of equity shock analysis at March 31, 2007, the most recently completed analysis:

Change in Yield Curve	(in thousands) Change in Economic Value of Equity
+200 basis points	$34,501
Flat	$51,708
-200 basis points	$55,406

ALCO guidelines limit the change in economic value of equity in a 200 basis point parallel rate shock to 25% of the economic value of equity. At March 31, 2007, the dollar amount change in the economic value of equity in the up 200 scenario was outside the ALCO guideline but the economic value of equity expressed as a percentage of total economic value of assets was within policy guidelines.

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

As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our interim chief executive officer and chief financial officer. This officer concluded that the Company’s disclosure controls and procedures were not effective due to the material weakness described below. Based upon that evaluation, our management concluded that our disclosure controls and procedures were not effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings with the Commission.

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

As described in our Annual Report on Form 10-K for the year ended December 31, 2006, we had determined that it was in our best interest to wind down our mortgage operating subsidiaries as of December 31, 2006. One reason for this determination was the identification of credit quality issues that surfaced in the subprime sector of the held for sale loan portfolio. We were, however, unable to identify these issues promptly in order to determine the financial impact of the wind down of the mortgage business, including necessary charges against our 2006 earnings, in a timely manner. This inability was due to a lack of sufficient information to fully evaluate potential exposure. As a result, we have determined that we have a material weakness in our internal control over financial reporting with respect to our inability to identify promptly these credit quality issues. Under the PCAOB standards, a “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation of it that occurred during this fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the course of our operations, we may become a party to legal proceedings arising from the banking, financial, and other activities we conduct. At March 31, 2007, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on Millennium’s financial condition, operating results, or liquidity.

Item 1A. Risk Factors

There were no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 in response to Item 1A to Part I of Form 10-K.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

10.1	Executive Employment Agreement of Richard I. Linhart, to be effective as of July 18, 2007, attached as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on April 4, 2007, incorporated herein be reference.

10.2	Executive Employment Agreement of John F. Novak, effective as of March 1, 2005, attached as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on April 4, 2007, incorporated herein by reference.

31.1	Certification of Principal Executive and Financial Officer pursuant to Rule 13a – 14(a).*

32.1	Statement of Principal Executive Financial Officer pursuant to 18 U.S.C. Section 1350.*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLENNIUM BANKSHARES CORPORATION
(Registrant)

Date: May 14, 2007	/s/ Dale G. Phelps

Dale G. Phelps
Interim President and Chief Executive Officer (as principal executive officer and principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive and Financial Officer pursuant to Rule 13a – 14(a)*

32.1	Statement of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350*

*Filed herewith