Form 10-Q
period 2007-06-30
MILLENNIUM BANKSHARES CORP
filed 2007-08-14
CIK 1158678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

8,926,291 shares of common stock, par value $5.00 per share,

outstanding as of July 31, 2007

MILLENNIUM BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

MILLENNIUM BANKSHARES CORPORATION

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	June 30, 2007	December 31, 2006
Assets:
Cash and due from banks	$5,491	$8,288
Federal funds sold	482	50,364
Securities available for sale	192,678	172,703
Restricted stock	7,404	4,449
Loans held for sale, included in discontinued operations	21,177	37,728
Loans receivable (net of allowance for loan losses of $4,042 at June 30, 2007 and $3,441 at December 31, 2006)	305,910	295,057
Premises and equipment, net	2,087	2,029
Accrued interest receivable	3,471	3,226
Bank owned life insurance	12,894	12,645
Other assets	7,875	5,053

Total assets	$559,469	$591,542

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$25,520	$31,303
Interest-bearing	367,437	451,426

Total deposits	392,957	482,729
Federal funds purchased /repurchase agreements	155	—
Advances from Federal Home Loan Bank	109,750	47,900
Subordinated debentures	8,000	8,000
Accrued interest payable	1,661	1,287
Other liabilities	1,371	4,074

Total liabilities	513,894	543,990

Shareholders’ Equity:
Common stock, par value $5.00 per share, authorized 10,000,000 shares;
Issued and outstanding at June 30, 2007 – 8,926,291
Issued and outstanding at December 31, 2006– 8,926,291	44,631	44,631
Capital surplus	4,507	4,408
Retained earnings	248	275
Accumulated other comprehensive income (loss)	(3,811)	(1,762)

Total shareholders’ equity	45,575	47,552

Total liabilities and shareholders’ equity	$559,469	$591,542

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Income

(In Thousands, Except Share Data)

	Unaudited For the Three Months Ended June 30,		Unaudited For the Six Months Ended June 30,
	2007	2006	2007	2006
Interest Income
Interest and fees on loans	$5,863	$4,967	$11,806	$9,715
Interest on securities available for sale
Taxable	1,643	1,265	3,281	2,390
Tax Exempt	653	366	1,143	664
Dividends	105	79	174	145
Interest on federal funds sold	20	26	381	32

Total interest income	8,284	6,703	16,785	12,946

Interest Expense
Interest on deposits	4,242	2,953	9,063	5,257
Interest on other borrowings	1,457	927	2,262	1,860

Total interest expense	5,699	3,880	11,325	7,117

Net interest income	2,585	2,823	5,460	5,829

Provision for Loan Losses	618	55	873	55

Net interest income after provision for loan losses	1,967	2,768	4,587	5,774

Other Income
Service charges on deposit accounts	100	89	164	158
Loan fees	89	197	221	381
Other operating income	157	157	332	293

Total other income	346	443	717	832

Other Expense
Salaries and employee benefits	1,305	1,184	2,580	2,549
Net occupancy expense of premises	508	509	992	1,026
Advertising	64	80	110	134
Other operating expenses	884	683	1,600	1,290

Total other expense	2,761	2,456	5,282	4,999

Income (loss) from Continuing Operations before Income Taxes	(448)	755	22	1,607
Provision for Income Tax Expense (benefit)	(357)	118	(360)	292

Income (loss) from Continuing Operations	(91)	637	382	1315
Income (loss) from Discontinued Operations	(160)	197	(52)	346

Net income (loss)	$(251)	$834	$330	$1,661

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Income (continued)

(In Thousands, Except Share Data)

	Unaudited For the Three Months Ended June 30,		Unaudited For the Six Months Ended June 30,
	2007	2006	2007	2006
Earnings (loss) per common share from continuing operations
Basic	$(0.01)	$0.07	$0.04	$0.15
Diluted	$(0.01)	$0.07	$0.04	$0.14

Earnings (loss) per common share from discontinued operations
Basic	$(0.02)	$0.02	$(0.01)	$0.04
Diluted	$(0.02)	$0.02	$(0.01)	$0.04

Earnings (loss) per common share
Basic	$(0.03)	$0.09	$0.04	$0.19
Diluted	$(0.03)	$0.09	$0.04	$0.18

Dividends per common share	$0.02	$0.02	$0.04	$0.04

Weighted average shares outstanding
Basic	8,926,291	8,903,595	8,926,291	8,888,339
Diluted	9,144,158	9,126,700	9,166,084	9,116,156

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months ended June 30, 2007 and 2006

(In Thousands Except Per Share Data)

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2005	$44,241	$4,075	$1,467	$(2,090)	$47,693

Options exercised	300	67	—	—	367
Dividends	—	—	(355)	—	(355)
Stock compensation expense	—	25	—	—	25
Net income	—	—	1,661	—	1,661
Changes in net unrealized (loss) on securities available for sale, net of tax effect	—	—	—	(2,143)	(2,143)

Total comprehensive income (loss)	—	—	—	—	(482)

Balances – June 30, 2006	$44,541	$4,167	$2,773	$(4,233)	$47,248

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2006	$44,631	$4,408	$275	$(1,762)	$47,552

Dividends	—	—	(357)	—	(357)
Stock compensation expense	—	99	—	—	99
Net income	—	—	330	—	330
Changes in net unrealized (loss) on securities available for sale, net of tax effect	—	—	—	(2,049)	(2,049)

Total comprehensive income (loss)	—	—	—	—	(1,718)

Balances – June 30, 2007	$44,631	$4,507	$248	$(3,811)	$45,575

See Accompanying Notes to Consolidated Financial Statements

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

	Unaudited For the Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$330	$1,661
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	873	55
Depreciation and amortization	327	370
Discount accretion and premium amortization on securities, net	24	84
Stock compensation expense	99	25
Loss on disposal of assets	46	—
Decrease (increase) in loans held for sale, net (discontinued operations)	16,551	(494)
Increase in cash surrender value of bank owned life insurance	(249)	(217)
Increase in accrued interest receivable	(245)	(359)
Increase in other assets	(1,766)	(743)
Increase (decrease) in accrued interest payable	374	(100)
(Decrease) increase in other liabilities	(2,704)	54

Net cash provided by operating activities	13,660	336

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in federal funds sold	49,882	(2,290)
Increase in loans receivable, net	(11,726)	(24,242)
Purchase of securities available for sale	(33,593)	(34,813)
Maturity of securities available for sale	3,000	—
Paydown of securities available for sale	4,535	2,444
Purchase of bank owned life insurance	—	(4,000)
Purchase of bank premises and equipment	(431)	(55)

Net cash provided by (used in) investing activities	11,667	(62,956)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	367
Dividends paid	(357)	(355)
Net (decrease) increase in deposits	(89,772)	47,202
Net increase in FHLB borrowings	61,850	17,600
Net increase (decrease) in funds purchased and securities sold under agreements to repurchase	155	(215)

Net cash (used in) provided by financing activities	(28,124)	64,599

(Decrease) increase in cash and cash equivalents	(2,797)	1,979
CASH AND CASH EQUIVALENTS
Beginning	8,288	5,505

Ending	$5,491	$7,484

SUPPLEMENTAL DISCLOSURES:

CASH PAID FOR TAXES	$—	$535

CASH PAID FOR INTEREST	$9,062	$7,479

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Notes to Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2007 and 2006 (Unaudited)

Note 1. General

Millennium Bankshares Corporation (the “Company”, “we” or “our”) is a financial holding company headquartered in Reston, Virginia. We were incorporated in 1998 and began operations in April 1999. We provide services through our principal operating subsidiary, Millennium Bank, N. A. (the “Bank”). We presently operate six banking offices in Reston, Herndon, Sterling, Warrenton, Colonial Heights, and Richmond, Virginia. We are a community bank providing, through our branches and over the Internet, a broad range of commercial and retail banking services designed to meet the needs of businesses and consumers in the communities we serve. We emphasize local decision-making within our organization and provide personal service to our customers. By combining the technological support, products and services that our customers demand with direct access to senior management and responsive customer service, we work to foster a business and consumer banking environment that allows us to effectively compete in our particular market with other financial institutions of all sizes.

The accompanying consolidated financial statements have been prepared in accordance with the requirements of the rules and regulations of the Securities and Exchange Commission. As a result, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, however, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2007 and the results of operations for the three- and six-month periods ended June 30, 2007 and 2006.

Certain items in the prior year’s consolidated financial statements have been reclassified to conform with the current year’s presentation.

These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three- and six-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

STATEMENT OF INCOME FOR DISCONTINUED OPERATIONS

	Unaudited For the Three Months Ended June 30,		Unaudited For the Six Months Ended June 30,
	2007	2006	2007	2006
Interest Income	$(9)	$228	$452	$432
Interest Expense	217	148	577	285

Net Interest Income	(226)	80	(125)	147

Provision for Loan Losses	—	—	—	—

Net Interest Income after Provision for Loan Losses	(226)	80	(125)	147

Noninterest Income
Gain (loss) on sale of loans and loan fees	13	247	106	436
Other income	—	—	—	—

Total noninterest income	13	247	106	436

Noninterest Expense
Salaries and benefits	30	29	60	59

Total noninterest expense	30	29	60	59

Income (loss) from Discontinued Operations before Income Taxes	(243)	298	(79)	524
Provision for Income Taxes (benefit)	(83)	101	(27)	178

Income (loss) from Discontinued Operations	$(160)	$197	$(52)	$346

In September 2005, the Company restructured its mortgage operations. Under the new structure, the Company established contractual relationships with three mortgage banking limited liability companies, the terms of each of which provided for a “per loan” fee to be paid to the Company (the 51% owner of the LLC’s) for each mortgage loan sold and required the 49% owners to pay for all costs of operation while retaining all other fee income. These contractual relationships were terminated during 2007, at which time production ceased.

At June 30, 2007 there were $21.2 million in loans held for sale (recorded at the lower of cost or market) attributable to discontinued operations of which $10.0 million were repurchased during 2007 from investors due to early payment default. Investor agreements provide that the seller must buyback the loan under certain conditions, such as early payment default The carrying amount for loans held for sale includes $14.0 million in loans on nonaccrual status or over 90 days past due. At June 30, 2007 management maintained a $5.2 million lower of cost or market valuation allowance as a component of the net carrying value. This valuation allowance is in addition to and separate from the allowance for loan losses. The valuation allowance was originally established by a charge to earnings in December 2006. Management determined that the valuation allowance was adequate at June 30, 2007 based on estimates derived from the best available data at the balance sheet date. Actual realized losses could differ due to changes in the borrowers’ willingness or ability to resolve the delinquency status, changes in market conditions affecting liquidation values and other factors. Management also maintained a separate valuation allowance of $345,000, included in other liabilities, for additional loans that may be required to be repurchased in the future.

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

The following table summarizes stock option activity:

	Six Months Ended June 30, 2007
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	738,870	$6.39
Granted	84,382	$10.17
Exercised	—	—
Forfeited or expired	—	—

Outstanding, period end	823,252	$6.78
Options exercisable at period end	613,720	$6.07

The following table details stock options outstanding:

(dollars in thousands)	June 30, 2007	December 31, 2006
Stock options vested and currently exercisable:
Number	613,720	589,958
Weighted average exercise price	$6.07	$6.00
Aggregate intrinsic value	1,520	1,959
Weighted average remaining life (in years)	4.8	5.3

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. For the six months ended June 30, 2007 the Company recorded $99,000 in stock compensation expense to salaries and employee benefits compared to $25,000 for the same period last year. The stock compensation expense was higher in the six-month period ended June 30, 2007 due to the expense associated with nonqualified stock options granted to directors of the Company during 2007 which vested immediately. There were options to acquire an aggregate of 84,382 shares of common stock granted in the six months ended June 30, 2007. In order to calculate the fair value of these option grants, the following weighted-average assumptions were used as of the grant date: risk-free interest rate 4.64%, expected option life 10.0 years, expected stock price volatility 17.0%, and dividend yield 0.80%. The resulting weighted average fair value of the options granted in the first six months of 2007 was $3.56 for each option granted.

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

SFAS 123R requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. The Company did not reduce its compensation expense for estimated forfeitures prior to vesting primarily based on the limited number of holders of unvested stock options in the first half months of 2007. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for the remainder of 2007 and beyond is estimated as follows:

Year	(in thousands)
July 2007 - December 2007	$98
2008	148
2009	99
2010	73
2011	38
2012	3

Note 4. Securities

Securities available for sale at June 30, 2007 are summarized below:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies	$69,176	$—	$(1,968)	$67,208
Mortgage backed securities	52,808	13	(1,647)	51,174
Obligations of states and political subdivisions	67,690	—	(2,207)	65,483
Other debt securities	8,778	37	(2)	8,813

Total debt securities	$198,452	$50	$(5,824)	$192,678

Securities available for sale at December 31, 2006 are summarized below:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies	$72,160	$20	$(1,583)	$70,597
Mortgage backed securities	50,716	29	(731)	50,014
Obligations of states and political subdivisions	43,695	41	(372)	43,364
Other debt securities	8,802	8	(82)	8,728

Total debt securities	$175,373	$98	$(2,768)	$172,703

Note 5. Loans

Loans receivable included the following at the dates indicated:

	June 30, 2007	December 31, 2006
	(In Thousands)
Real estate loans
Residential	$85,947	$85,929
Commercial	117,823	125,540
Construction	71,938	55,245

Total real estate loans	$275,708	$266,714
Commercial	20,040	18,502
Consumer	14,270	13,468
Overdrafts	47	22

Subtotal	$310,065	$298,706
Allowance for loan losses	(4,042)	(3,441)
Deferred loan fees	(113)	(208)

Total	$305,910	$295,057

Note 6. Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	June 30, 2007	June 30, 2006
	(In Thousands)
Balance at January 1	$3,441	$3,215
Provision charged to operating expense	873	55
Recoveries added to the allowance	41	14
Loan losses charged to the allowance	(313)	—

Balance at the end of the period	$4,042	$3,284

Note 7. Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock. No stock options or warrants were considered anti-dilutive in computing weighted average shares.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Income (loss) from continuing operations	$(91)	$637	$382	$1,315

Weighted average shares outstanding	8,926,291	8,903,595	8,926,291	8,888,339

Basic earnings (loss) per share from continuing operations	$(0.01)	$0.07	$0.04	$0.15

Income (loss) from continuing operations	$(91)	$637	$382	$1,315

Weighted average shares outstanding	8,926,291	8,903,595	8,926,291	8,888,339
Add dilutive effects of assumed exercises of stock options	217,867	223,105	239,793	227,817

Weighted average shares outstanding adjusted for dilution	9,144,158	9,126,700	9,166,084	9,116,156

Diluted earnings (loss) per share from continuing operations	$(0.01)	$0.07	$0.04	$0.14

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Income (loss) from discontinued operations	$(160)	$197	$(52)	$346

Weighted average shares outstanding	8,926,291	8,903,595	8,926,291	8,888,339

Basic earnings (loss) per share from discontinued operations	$(0.02)	$0.02	$(0.01)	$0.04

Income (loss) from discontinued operations	$(160)	$197	$(52)	$346

Weighted average shares outstanding	8,926,291	8,903,595	8,926,291	8,888,339
Add dilutive effects of assumed exercises of stock options	217,867	223,105	239,793	227,817

Weighted average shares outstanding adjusted for dilution	9,144,158	9,126,700	9,166,084	9,116,156

Diluted earnings (loss) per share from discontinued operations	$(0.02)	$0.02	$(0.01)	$0.04

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$(251)	$834	$330	$1,661

Weighted average shares outstanding	8,926,291	8,903,595	8,926,291	8,888,339

Basic earnings (loss) per share	$(0.03)	$0.09	$0.04	$0.19

Net income (loss)	$(251)	$834	$330	$1,661

Weighted average shares outstanding	8,926,291	8,903,595	8,926,291	8,888,339
Add dilutive effects of assumed exercises of stock options	217,867	223,105	239,793	227,817

Weighted average shares outstanding adjusted for dilution	9,144,158	9,126,700	9,166,084	9,116,156

Diluted earnings (loss) per share	$(0.03)	$0.09	$0.04	$0.18

Note 8. Recent Accounting Standards

In February 2006, the Financial Accounting Standards Board (“ FASB”) issued Statement No. 155 (“SFAS No. 155”), “Accounting for Certain Hybrid Instruments.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Adoption of this statement did not have a material effect on the Company’s financial statements.

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

In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income tax accounts; no such accruals exist as of January 1, 2007. The Company and its subsidiaries file a consolidated U.S. federal income tax return and a consolidated return in the Commonwealth of Virginia. These returns are subject to examination by taxing authorities for all years after 2002.

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

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Change in unrealized holding gains (losses) on available-for-sale securities	$(3,759)	$(2,761)	$(3,104)	$(3,245)
Reclassification adjustment for gains realized in income	—	—	—	—

Net unrealized gains (losses)	(3,759)	(2,761)	(3,104)	(3,245)
Tax effect	1,279	938	1,055	1,102

Other comprehensive income (loss)	$(2,480)	$(1,823)	$(2,049)	$(2,143)

Note 10. Contingencies

In the course of our operations, we may become a party to legal proceedings arising from the banking, financial, and other activities we conduct. At June 30, 2007, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on Millennium’s financial condition, operating results, or liquidity.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company for the three- and six-month periods ended June 30, 2007 should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Financial Summary

General

For the three months ended June 30, 2007, we reported a net loss of $251,000 or $(0.03) per diluted share, compared to net income of $834,000, or $0.09 per diluted share, for the same period in 2006. For the six months ended June 30, 2007, we reported net income of $330,000, or $0.04 per diluted share, compared with net income of $1.7 million, or $0.18 per diluted share for the period last year.

Earnings were negatively impacted in the second quarter 2007 by a significantly higher loan loss provision due to loan grading changes in our commercial loan portfolio and a decline in net interest income due in large measure from the effect of placing $11.6 million in loans held for sale on nonaccrual status during the quarter.

At December 31, 2006, we determined that it was in our best interest to close down our mortgage operating subsidiaries. It was our desire to focus exclusively on core banking activities going forward to eliminate the risks normally associated with mortgage banking activities. The decision to close was also precipitated by credit quality issues that surfaced in the held for sale portfolio during the fourth quarter 2006, which necessitated recording a valuation allowance of $5.9 million at year-end 2006. Accordingly, the results of our mortgage operations are presented in a separate category on the income statement following the results from continuing operations.

We recorded a loss from continuing operations for the three months ended June 30, 2007 of $91,000, or $(0.01) per diluted share, compared to $382,000 or $0.04 per diluted share for the same period last year. A comprehensive review of our commercial loan portfolio was completed during the quarter. This resulted in 26 loans totaling $27.3 million being downgraded due to missing or stale documentation or change in the borrowers’ financial condition. In addition, $2.5 million in commercial loans were placed on nonaccrual during the quarter. While the downgrading does not necessarily indicate a loss will be incurred, we were required to increase our allowance for loan losses based on the quantitative and qualitative factors considered when determining allowance adequacy. As such, the provision for loan losses for the three months ended June 30, 2007 was $618,000 compared with $55,000 for the same period last year.

Total assets decreased to $559.5 million at June 30, 2007, compared to $591.5 million at December 31, 2006. Comparing June 30, 2007 to December 31, 2006, securities available for sale increased 11.6% as we executed an investment leveraging strategy in the first quarter 2007, funded by FHLB advances, designed to further improve our overall risk profile. Loans receivable, net of allowance for loan losses, increased just 3.7% as production did not keep pace with runoff. Loans held for sale decreased by $16.6 million as the previously announced wind down of the mortgage operations continued. Total deposits decreased 18.6% while advances from the Federal Home Loan Bank increased by $61.9 million, as we actively allowed the runoff of higher cost certificates of deposit in an effort to stabilize the net interest margin. Federal funds sold declined by $49.9 million as these funds were utilized for investing activities.

Shareholders’ equity was $45.6 million at June 30, 2007, a decrease of $2.0 million from December 31, 2006. The decrease was attributable primarily to the change in the unrealized gain (loss) value of the investment portfolio due to changes in interest rates, net of taxes, which is reflected in accumulated other comprehensive loss. Book value per share was $5.11 at June 30, 2007 and $5.33 at December 31, 2006.

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

As reflected in Table 1, net interest income on a fully taxable-equivalent basis was $2.7 million for the three months ended June 30, 2007 compared to $3.1 million for the same period in 2006. The tax equivalent basis is arrived at by increasing interest income from investments for certain municipal securities, which are exempt from federal taxes, net of the cost to carry them. Interest income for the three months ended June 30, 2007 was $8.6 million, up from $7.1 million for the same period last year. The interest income increase was attributable to a 25.3% increase in average earning assets partially offset by a 24 basis point decrease in gross yield. Of the $1.5 million increase in interest income, $1.7 million was attributable to volume and $(190,000) was attributable to rate changes. Growth in interest income would have been more pronounced except that the composition of average earning assets shifted to a higher percentage of investment securities and federal funds sold. Additional funds were deployed in the investment portfolio to reduce the overall interest rate risk exposure in a declining rate scenario. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk” for further discussion. Average investment securities and federal funds sold as a percentage of total average earning assets was 38.6% for the three months ended June 30, 2007 compared to 35.6% for the same period last year. Gross yield on investment securities for the three months ended June 30, 2007 was 28 basis points higher than the same period last year. Average loans increased $53.1 million for the three months ended June 30, 2007 compared with the same period in 2006 with the increase primarily reflected in loans secured by real estate, both commercial and residential. Loan yield declined 44 basis points due to the effects of interest reversals associated with loans placed on nonaccrual during the quarter.

TABLE 1

	Three Months Ended
	June 30, 2007			June 30, 2006
(Dollars in thousands)	Average Balances	Income/ Expense	Yield/ Rate	Average Balances	Income/ Expense	Yield/ Rate
Assets:
Interest Earning Assets:
Loans, net of unearned discounts	$325,528	$5,854	7.21%	$272,396	$5,196	7.65%
Securities	203,368	2,738	5.40%	148,873	1,899	5.12%
Federal funds sold	1,478	20	5.43%	1,995	25	5.03%

Total interest earning assets	530,374	$8,612	6.51%	423,264	$7,120	6.75%
Other assets	25,290			25,160

Total assets	$555,664			$448,424

Interest-Bearing Liabilities:
Interest-bearing deposits	$368,764	$4,395	4.78%	$293,253	$3,057	4.18%
Borrowed funds	111,931	1,521	5.45%	72,597	971	5.37%

Total interest-bearing liabilities	480,695	$5,916	4.94%	365,850	$4,028	4.42%
Other liabilities:
Demand deposits	24,363			31,737
Other liabilities	3,335			3,259

Total liabilities	508,393			400,846
Shareholders’ equity	47,271			47,578

Total liabilities and shareholders’ equity	$555,664			$448,424

Net interest income		$2,696			$3,092

Interest spread (1)			1.57%			2.33%
Net interest yield on earning assets (net interest margin) (2)			2.04%			2.93%

(1)	Interest spread is the average yield earned on earning assets less the average rate incurred on interest bearing liabilities.
(2)	Net interest margin is net interest income expressed as a percentage of average earning assets.

Interest expense increased $1.9 million as both the average balance of interest-bearing liabilities and the rates paid thereon increased. Most of the increased funding was concentrated in higher-rate certificates of deposit. The rate paid on interest-bearing liabilities increased due to intense competition for deposits, which caused us to adopt a more aggressive deposit pricing strategy, coupled with the adverse effects of the inverted yield curve on funding costs. Funding of earning assets from interest free sources declined from 13.6% for the three-month period ended June 30, 2006 to 9.4% for the same period this year as average demand deposits declined.

The high cost of interest-bearing liabilities, though consistent with the rate environment in our market, remains a major concern as well as our inability to date to dramatically increase demand deposits despite the execution of strategic initiatives designed to improve our ability to expand our core deposit base, as first developed in 2006. The net interest margin decreased by 89 basis points to 2.04% for the three-month period ended June 30, 2007 as compared to 2.93% for the same period in 2006. We expect to curtail further margin compression through planned efforts to reduce our reliance on high cost certificates of deposit and a renewed focus on relationship banking.

As reflected in Table 2, net interest income on a fully taxable-equivalent basis was $5.9 million for the six months ended June 30, 2007 compared to $6.3 million for the same period in 2006. Interest income for the six months ended June 30, 2007 was $17.8 million, up from $13.7 million for the same period last year.

TABLE 2

	Six Months Ended
	June 30, 2007			June 30, 2006
(Dollars in thousands)	Average Balances	Income/ Expense	Yield/ Rate	Average Balances	Income/ Expense	Yield/ Rate
Assets:
Interest Earning Assets:
Loans, net of unearned discounts	$326,421	$12,258	7.57%	$267,446	$10,147	7.65%
Securities	194,920	5,187	5.37%	142,223	3,542	5.02%
Federal funds sold	14,698	381	5.23%	1,251	32	5.16%

Total interest earning assets	536,039	$17,826	6.71%	410,920	$13,721	6.73%
Other assets	25,867			23,214

Total assets	$561,906			$434,134

Interest-Bearing Liabilities:
Interest-bearing deposits	$397,590	$9,525	4.83%	$278,873	$5,467	3.95%
Borrowed funds	86,929	2,377	5.51%	76,181	1,935	5.12%

Total interest-bearing liabilities	484,519	$11,902	4.95%	355,054	$7,402	4.20%
Other liabilities:
Demand deposits	25,585			28,678
Other liabilities	4,501			2,576

Total liabilities	514,605			386,308
Shareholders’ equity	47,301			47,826

Total liabilities and shareholders’ equity	$561,906			$434,134

Net interest income		$5,924			$6,319

Interest spread (1)			1.76%			2.53%
Net interest yield on earning assets (net interest margin) (2)			2.23%			3.10%

(1)	Interest spread is the average yield earned on earning assets less the average rate incurred on interest bearing liabilities.
(2)	Net interest margin is net interest income expressed as a percentage of average earning assets.

The interest income increase was attributable to a 30.4% increase in average earning assets partially offset by a 2 basis point decrease in gross yield. Of the $4.1 million increase in interest income, $4.0 million was attributable to volume and $139,000 was attributable to rate changes. Growth in interest income would have been more pronounced except that the composition of average earning assets shifted to a higher percentage of investment securities and federal funds sold. Additional funds were deployed in the investment portfolio to reduce the overall interest rate risk exposure in a declining rate scenario. See Item 3, “Quantitative and

Qualitative Disclosures About Market Risk” for further discussion. Average investment securities and federal funds sold as a percentage of total average earning assets was 39.1% for the six months ended June 30, 2007 compared to 34.9% for the same period last year. Gross yield on investment securities for the six months ended June 30, 2007 was 35 basis points higher than the same period last year. Average loans increased $59.0 million for the six months ended June 30, 2007 compared with the same period in 2006 with the increase primarily reflected in loans secured by real estate, both commercial and residential. Loan yield declined 8 basis points due to the effects of interest reversals associated with loans placed on nonaccrual during the period.

Interest expense increased $4.5 million as both the average balance of interest-bearing liabilities and the rates paid thereon increased. Most of the increased funding was concentrated in higher-rate certificates of deposit. The rate paid on interest-bearing liabilities increased due to intense competition for deposits, which caused us to adopt a more aggressive deposit pricing strategy coupled with the adverse effects of the inverted yield curve on funding costs. Funding of earning assets from interest free sources declined from 13.6% for the six-month period ended June 30, 2006 to 9.6% for the same period this year as average demand deposits declined.

The net interest margin decreased by 87 basis points to 2.23% for the six-month period ended June 30, 2007 as compared to 3.10% for the same period in 2006.

Noninterest Income

The Company’s noninterest income consists primarily of loan fees, service charges on deposits and income from bank owned life insurance, which is included in other income. There was no material change in total noninterest income recognized from continuing operations for the three- or six -month periods ended June 30, 2007 compared to the same periods in 2006.

Noninterest Expense

Total noninterest expense includes employee-related costs, occupancy and equipment expense and other overhead. Although there were some fluctuations in certain components of noninterest expense, there was no material change in total noninterest expense recognized from continuing operations for the three-or six-month periods ended June 30, 2007 compared to the same periods in 2006.

Income Taxes

Income tax expense varies from one period to the next with changes in the level of income before taxes, changes in the amount of tax-exempt income, and the relationship of these changes to each other. Due to increased investments in municipal securities and bank-owned life insurance, the income from which is not taxable, the effective tax rates for the three- and six-month periods ended June 30, 2007 were (79.7)% and (1,636.4)%, respectively, compared to 15.6% and 18.2% for the same periods last year.

Allowance for Losses on Loans

The allowance for loan losses at June 30, 2007 was $4.0 million, compared to $3.4 million at December 31, 2006. Due to changes in loan grades as discussed previously, the provision for loan losses required in the quarter ended June 30, 2007 was $618,000 compared to $55,000 for the same period last year. The allowance for loan losses to gross loans held for investment was 1.30% at June 30, 2007 compared with 1.10% at June 30, 2006. Management believes the allowance for loan losses was adequate to cover probable incurred credit losses in the loan portfolio at June 30, 2007.

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

The Company and the Bank are subject to capital requirements of regulatory agencies. At June 30, 2007, both the Company and the Bank exceeded all such regulatory capital requirements as shown in the following table.

	June 30, 2007
	Millennium Bankshares Corporation	Millennium Bank
(Dollars in thousands)
Tier 1 Capital:
Common stock	$44,631	$14,800
Capital surplus	4,507	29,800
Subordinated debentures (1)	8,000	—
Retained earnings	248	2,787

Disallowed intangible assets	—	—

Total Tier 1 Capital	$57,386	$47,387

Tier 2 Capital:
Allowance for loan losses (2)	4,042	3,979
Off balance sheet risk exposure	345	345
Subordinated debentures	—	—

Total Tier 2 Capital	4,387	4,324

Total Risk Based Capital	$61,773	$51,711
Risk Weighted Assets	$367,045	$363,210

Capital Ratios:
Tier 1 Risk-Based	15.63%	13.05%
Total Risk-Based	16.83%	14.24%
Tier 1 Capital to average adjusted total assets	10.21%	8.63%

(1)	Limited to 25% of total Tier 1 core capital elements. Remainder, if any, is Tier 2 capital.
(2)	Limited to 1.25% of risk weighted assets.

Deposits

Deposits have been the principal source of funds for use to originate loans and fund investment securities. The Company had employed alternative methods of increasing deposits to fund our mortgage loan operations, including brokered deposits. Brokered deposits are deposits that we obtain through brokers for a fee. Brokered deposits are available in bulk, and they do not require any investments in branch offices, branch personnel or additional spending for marketing or education of employees. The brokered deposits that we obtain consist primarily of 180-day through 24-month certificates of deposits, which may increase our overall cost of funds and decrease our net interest margin. The brokered deposits outstanding were $66.3 million at June 30, 2007 and $74.2 million at December 31, 2006.

The Company attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. We offer statement savings accounts, various checking accounts, various money market accounts, fixed-rate certificates with varying maturities and individual retirement accounts. We are expanding our deposit products and services for businesses.

At June 30, 2007, deposits were $393.0 million, a decrease of 18.6% from $482.7 million at December 31, 2006. The decrease in deposits was most heavily concentrated in certificates of deposit, the result of management’s current strategy to decrease its reliance on this more expensive funding source. Raising low cost deposits is a renewed focus but continues to be a challenge in our marketplace, which has only been exacerbated by the inverted yield curve. Management therefore, continues to focus its marketing efforts towards attracting lower cost transaction accounts. Strategies associated with the demand deposit growth initiative include electronic check deposit, automated wire notification, a corporate wide incentive program and the establishment of an asset-based lending division. We expect an upward trend in demand deposits during the remainder of 2007 as a result of these strategies; however, there is no assurance that these efforts will be successful or, if successful, will reduce our reliance on time deposits and borrowings.

The following table indicates the amount of the Company’s time deposits by time remaining until maturity at June 30, 2007:

	Maturity
	3 Months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
(Dollars in thousands)
Certificates of deposit less than $100,000	$37,568	$44,536	$18,697	$87,952	$188,753
Certificates of deposit of $100,000 or more	18,459	24,539	4,768	30,215	77,981

Total certificates of deposits	$56,027	$69,075	$23,465	$118,167	$266,734

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

The Bank’s borrowings also include securities sold under agreements to repurchase and federal funds purchased. Securities sold under agreements to repurchase are collateralized with government agency securities and are essentially deposit equivalents used by our commercial customers. The Bank uses the proceeds for general corporate purposes. At June 30, 2007, the Bank had $155,000 in securities sold under agreements to repurchase and federal funds purchased.

The Bank uses borrowings to supplement deposits when deposit growth does not keep pace with loan growth or when borrowings are available at a lower overall cost to the Bank or they can be invested at a positive rate of return.

At June 30, 2007, the Bank had a borrowing limit of $138.2 million with the Federal Home Loan Bank. The Bank’s outstanding borrowings from the Federal Home Loan Bank totaled $109.8 million at June 30, 2007, which leaves an additional borrowing capacity of $28.4 million. The Bank’s borrowing limit is based on 25% of Bank assets as reported in the Call Report each quarter end date. We also have lines of credit with the Community Bankers Bank in Virginia in available amounts of $10.1 million secured and $12.0 million unsecured, and federal funds lines with two other correspondent banks totaling $12.5 million.

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

Investments

At June 30, 2007, the Company had $192.7 million in total available for sale securities, an increase of 11.6% from $172.7 million at December 31, 2006. The increase in available for sale securities since year-end 2006 was concentrated primarily in obligations of states and political subdivisions. The additional allocation to this investment sector was undertaken to further improve diversification and the overall risk profile of the investment portfolio and the balance sheet as a whole.

Loans

Net loans consist of total loans, offset by deferred loan fees and the allowance for loan losses. Net loans were $305.9 million at June 30, 2007 compared to $295.1 at December 31, 2006. There has been no significant change in the overall composition of loans since year-end. Production did not keep pace with runoff, therefore, there was no major change in any loan sector since year-end. Management expects little change in the overall balance of net loans during the third quarter 2007 based on an analysis of the existing loan pipeline and anticipated runoff.

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

Non-Performing Assets

We had $20.3 million in non-accrual loans at June 30, 2007, compared to $3.1 million at December 31, 2006. During the period ended June 30, 2007, loans held for sale associated with discontinued operations totaling $11.6 million were placed on nonaccual. This increase reflects the impact from the credit quality issues that surfaced in the residential held for sale portfolio, particularly as it relates to loans that we have been required to repurchase due to early payment default. These nonaccrual held for sale loans, as well as the $2.4 million in held for sale loans that are over 90 days past due, have been assigned to an internal team of qualified professional for workout. Most, if not all, of the held of sale loans identified in the table below will likely require resolution through the foreclosure process, A separate valuation allowance, as identified previously, has been established for these loans.

Several larger commercial credits, including $4.3 million to one borrower, were placed on nonaccrual during the first six months of 2007. A special asset team has been assigned to these credits and workout is continuing. Commercial loans on nonaccrual are considered impaired and specific reserves, if required, have been established at June 30, 2007.

The following table details information concerning non-accrual, past due and restructured loans at the dates indicated:

(Dollars in thousands)	June 30, 2007		December 31, 2006
	Portfolio	Held For Sale	Total
Non-accrual loans	$8,689	11,623	$3,043
Foreclosed properties	74	764	74
Restructured loans	—	—	—

Total non-performing assets	$8,763	$12,387	$3,117

Loans past due 90 days or more and still accruing interest	$138	$2,379	$379

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

Static gap is the difference between interest-sensitive assets and interest-sensitive liabilities maturing or repricing within a specific time interval measured at a balance sheet date. The gap can be managed by repricing assets or liabilities, by selling investments, by replacing an asset or liability prior to maturity, or by adjusting the interest rate during the life of an asset or liability. Matching the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net income due to changes in market interest rates. As reflected in the table below, the Company, at June 30, 2007, had $160.4 million more in liabilities than assets that reprice within one year or less and therefore we were in a liability sensitive position. Generally, a liability sensitive position is favorable to the Bank in a decreasing rate environment and unfavorable to the Bank in an increasing rate environment. It is important to recognize, however, that deposits with no stated maturity have been presented in this gap table in the 3 months or less column because they can reprice in that time frame. These deposits may not indeed reprice that quickly, however.

The following table presents the amounts of the Company’s interest sensitive assets and liabilities that mature or reprice in the periods indicated exclusive of non-accrual loans.

	June 30, 2007 Maturing or Repricing in:
	3 Months or less	4-12 Months	1-5 Years	Over 5 Years
(Dollars in thousands)
Interest-sensitive assets:
Loans (1)	$138,189	$24,954	$95,924	$51,750
Investments (2)(3)(4)	8,778	422	62,062	127,190
Federal funds sold	482	—	—	—

Total interest-sensitive assets	147,449	25,376	157,986	178,940

Cumulative interest-sensitive assets	147,449	172,825	330,811	509,751

Interest-sensitive liabilities:
NOW accounts	49,509	—	—	—
Savings/Money Market deposit accounts	51,195	—	—	—
Time deposits	56,025	92,540	118,168	—
Borrowed funds	48,005	36,000	33,900	—

Total interest-sensitive liabilities	204,734	128,540	152,068	—

Cumulative interest-sensitive liabilities	204,734	333,274	485,342	485,342

Period gap	$(57,285)	$(103,164)	$5,918	$178,940
Cumulative gap	$(57,285)	$(160,449)	$(154,531)	$24,409
Ratio of cumulative interest-sensitive assets to cumulative interest-sensitive liabilities	72.02%	51.86%	68.16%	105.03%
Ratio of cumulative gap to total assets	(10.24)%	(28.68)%	(27.62)%	4.36%

Total assets	$559,469	$559,469	$559,469	$559,469

(1)	Loans maturing or repricing in three months or less includes mortgage loans held for sale.
(2)	Based on amortized cost
(3)	Excludes Federal Reserve Stock and Community Bankers Bank stock.
(4)	Anticipates prepayments on mortgage-backed securities.

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

The following reflects the results of the Company’s net interest income sensitivity analysis at June 30, 2007, the most recent completed analysis.

Rate Change	At June 30, 2007 Estimated Net Interest Income Sensitivity
+200 bp	-6.3%
-200 bp	-5.6%

At June 30, 2007, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points, net interest income could decrease by 6.3%. At the same date the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income would decrease 5.6%. Compared to the model results at December 31, 2006, the June 30, 2007 model reflected a more balanced position, primarily attributable to additional investment leveraging executed in the first quarter 2007 and changes in funding mix assumptions. The Company’s net interest income at risk is within policy limits. Management also does not view the likelihood of a 200 basis point increase or decline in the near term as very probable but is nonetheless currently contemplating additional actions, which can be taken to minimize the identified net interest income sensitivity.

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

The following table presents the economic value of equity shock analysis at June 30, 2007, the most recently completed analysis:

Change in Yield Curve	(in thousands) Change in Economic Value of Equity
+200 basis points	$33,015
Flat	$50,680
-200 basis points	$57,257

ALCO guidelines limit the change in economic value of equity in a 200 basis point parallel rate shock to 25% of the economic value of equity. At June 30, 2007, the dollar amount change in the economic value of equity in the +200 basis point scenario was outside the ALCO guideline but the economic value of equity expressed as a percentage of total economic value of assets was within ALCO guidelines.

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

During the fiscal quarter and continuing into the next fiscal quarter, management has taken steps to further enhance its internal controls associated with the lending and credit functions. Such enhancements include the tightening of underwriting standards, reevaluating lending authorities, the establishment of a new executive level position to oversee the credit function and the selection of a new third party loan review firm. Management is also considering an investment in technology designed to increase credit underwriting and monitoring efficiency.

In addition, we had previously reported that we had a material weakness with respect to our inability to identify promptly credit quality issues that surfaced in the subprime section of the held for sale loan portfolio. During the quarter, we addressed this material weakness by fully eliminating the origination of subprime loan production and eliminating our mortgage operations entirely. We also assigned an internal team of credit and mortgage professionals to manage specifically the remaining held for sale portfolio and ensure that material information is promptly reported to senior management. As a result of these actions, we have determined that the material weakness has been remediated.

Except as described above, there were no other changes in our internal control over financial reporting identified in connection with the evaluation of it that occurred during this fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In the course of our operations, we may become a party to legal proceedings arising from the banking, financial, and other activities we conduct. At June 30, 2007, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on Millennium’s financial condition, operating results, or liquidity.

Item 1A.	Risk Factors

There were no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 in response to Item 1A to Part I of Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

Millennium held its Annual Meeting of Shareholders on Thursday, May 24, 2007 in Reston, Virginia. The shareholders elected three Class B directors for terms of three years each and one Class C director for a term of one year and ratified the appointment of Crowe Chizek and Company LLC as Millennium’s independent auditors for 2007.

The votes cast for or withheld for the election of the directors were as follows:

NAME	FOR	WITHHELD
Class B Directors:
Randall F. Kinoshita	7,542,181	69,415
Robert T. Smoot	7,573,977	37,620
James W. Wolfe	7,539,181	72,415
Class C Director:
Barbara Wortley	7,522,692	88,905

The votes cast for, against or abstain for the ratification of the appointment of the firm of Crowe Chizek and Company LLC as Millennium’s independent auditors for 2007 were as follows:

FOR	AGAINST	ABSTAIN
7,548,777	59,820	3,000

Item 5.	Other Information.

None

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14(a).*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14(a).*

32.1	Statement of Principal Executive Financial Officer pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLENNIUM BANKSHARES CORPORATION
(Registrant)

Date: August 10, 2007	/s/ Richard I. Linhart
Richard I. Linhart
President and Chief Executive Officer

Date: August 10, 2007	/s/ Dale G. Phelps
Dale G. Phelps
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14(a)*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14(a)*

32.1	Statement of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350*

*	Filed herewith