Form 10-Q
period 2007-09-30
MILLENNIUM BANKSHARES CORP
filed 2007-11-14
CIK 1158678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

8,927,461 shares of common stock, par value $5.00 per share,

outstanding as of November 6, 2007

MILLENNIUM BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

MILLENNIUM BANKSHARES CORPORATION

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited) September 30, 2007	December 31, 2006
Assets:
Cash and due from banks	$4,754	$8,288
Federal funds sold	10,030	50,364
Securities available for sale	192,858	172,703
Restricted stock	6,677	4,449
Loans held for sale, included in discontinued operations	24,009	37,728
Loans receivable (net of allowance for loan losses of $3,914 at September 30, 2007 and $3,441 at December 31, 2006)	293,892	295,057
Premises and equipment, net	1,937	2,029
Accrued interest receivable	3,654	3,226
Bank owned life insurance	13,013	12,645
Other assets	7,876	5,053

Total assets	$558,700	$591,542

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$21,130	$31,303
Interest-bearing	387,734	451,426

Total deposits	408,864	482,729

Federal funds purchased /repurchase agreements	1,592	—
Advances from Federal Home Loan Bank	92,400	47,900
Subordinated debt	8,000	8,000
Accrued interest payable	1,042	1,287
Other liabilities	1,207	4,074

Total liabilities	513,105	543,990

Shareholders’ Equity:
Common stock, par value $5.00 per share, authorized 10,000,000 shares;
Issued and outstanding at September 30, 2007 – 8,927,461
Issued and outstanding at December 31, 2006 – 8,926,291	44,637	44,631
Capital surplus	4,638	4,408
Retained earnings	(1,497)	275
Accumulated other comprehensive loss	(2,183)	(1,762)

Total shareholders’ equity	45,595	47,552

Total liabilities and shareholders’ equity	$558,700	$591,542

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Income

(In Thousands, Except Share Data)

	Unaudited For the Three Months Ended September 30,		Unaudited For the Nine Months Ended September 30,
	2007	2006	2007	2006
Interest Income
Interest and fees on loans	$6,206	$5,748	$18,013	$15,463
Interest on securities available for sale
Taxable	1,624	1,352	4,904	3,742
Tax Exempt	653	412	1,796	1,076
Dividends	105	73	279	218
Interest on federal funds sold	58	31	438	63

Total interest income	8,646	7,616	25,430	20,562
Interest Expense
Interest on deposits	4,410	3,838	13,472	9,106
Interest on other borrowings	1,402	925	3,665	2,774

Total interest expense	5,812	4,763	17,137	11,880

Net interest income	2,834	2,853	8,293	8,682

Provision for Loan Losses	102	99	975	154

Net interest income after provision for loan losses	2,732	2,754	7,318	8,528
Other Income
Service charges on deposit accounts	108	83	271	241
Loan fees	65	117	287	497
Other operating income	178	150	510	443

Total other income	351	350	1,068	1,181
Other Expense
Salaries and employee benefits	1,505	1,398	4,085	3,946
Net occupancy expense of premises	503	499	1,494	1,525
Advertising	79	25	189	159
Other operating expenses	941	715	2,541	2,005

Total other expense	3,028	2,637	8,309	7,635

Income from Continuing Operations before Income Taxes	55	467	77	2,074
Provision for Income Tax Expense (Benefit)	(146)	12	(506)	304

Income from Continuing Operations	201	455	583	1,770
Income (Loss) from Discontinued Operations, net of tax	(1,766)	546	(1,818)	892

Net Income (Loss)	$(1,565)	$1,001	$(1,235)	$2,662

(continued)

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Income (continued)

(In Thousands, Except Share Data)

	Unaudited For the Three Months Ended September 30,		Unaudited For the Nine Months Ended September 30,
	2007	2006	2007	2006
Earnings per common share from continuing operations
Basic	$0.02	$0.05	$0.07	$0.20
Diluted	$0.02	$0.05	$0.06	$0.19

Earnings (loss) per common share from discontinued operations
Basic	$(0.20)	$0.06	$(0.20)	$0.10
Diluted	$(0.20)	$0.06	$(0.20)	$0.10

Earnings (loss) per common share
Basic	$(0.18)	$0.11	$(0.14)	$0.30
Diluted	$(0.18)	$0.11	$(0.14)	$0.29

Dividends per common share	$0.02	$0.02	$0.06	$0.06

Weighted average shares outstanding
Basic	8,927,359	8,909,135	8,926,651	8,895,347
Diluted	8,927,359	9,104,595	9,113,398	9,112,942

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months ended September 30, 2007 and 2006

(In Thousands Except Per Share Data)

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2005	$44,241	$4,075	$1,467	$(2,090)	$47,693

Options exercised	322	92	—	—	414
Dividends	—	—	(534)	—	(534)
Stock compensation expense	—	135	—	—	135
Net income	—	—	2,662	—	2,662
Changes in net unrealized (loss) on securities available for sale, net of tax effect	—	—	—	(153)	(153)

Total comprehensive income	—	—	—	—	2,509

Balances – September 30, 2006	$44,563	$4,302	$3,595	$(2,243)	$50,217

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2006	$44,631	$4,408	$275	$(1,762)	$47,552

Options exercised	6				6
Dividends	—	—	(537)	—	(537)
Stock compensation expense	—	230	—	—	230
Net loss	—	—	(1,235)	—	(1,235)
Changes in net unrealized (loss) on securities available for sale, net of tax effect	—	—	—	(421)	(421)

Total comprehensive loss	—	—	—	—	(1,656)

Balances – September 30, 2007	$44,637	$4,638	$(1,497)	$(2,183)	$45,595

See Accompanying Notes to Consolidated Financial Statements

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

	Unaudited For the Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(1,235)	$2,662
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	975	154
Depreciation and amortization	524	539
Discount accretion and premium amortization on securities, net	143	140
Stock compensation expense	230	135
Loss on disposal of assets	41	—
Decrease (increase) in loans held for sale, net (discontinued operations)	13,719	(40,464)
Increase in cash surrender value of bank owned life insurance	(368)	(334)
Increase in accrued interest receivable	(428)	(1,035)
Increase in other assets	(2,606)	(116)
(Decrease) increase in accrued interest payable	(245)	107
(Decrease) increase in other liabilities	(2,867)	542

Net cash provided by (used in) operating activities	7,883	(37,670)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in federal funds sold	40,334	(5,487)
Decrease (increase) in loans receivable, net	190	(54,208)
Purchase of securities available for sale	(32,859)	(35,133)
Maturity of securities available for sale	3,000	—
Paydown of securities available for sale	6,696	5,160
Purchase of bank owned life insurance	—	(4,000)
Purchase of bank premises and equipment	(484)	(105)
Proceeds from disposal of property	10	—

Net cash provided by (used in) investing activities	16,887	(93,773)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	6	414
Dividends paid	(537)	(534)
Net (decrease) increase in deposits	(73,865)	133,367
Net increase (decrease) in FHLB borrowings	44,500	(100)
Net increase in funds purchased and securities sold under agreements to repurchase	1,592	442

Net cash (used in) provided by financing activities	(28,304)	133,589

(Decrease) increase in cash and cash equivalents	(3,534)	2,146
CASH AND CASH EQUIVALENTS
Beginning	8,288	5,505

Ending	$4,754	$7,651

SUPPLEMENTAL DISCLOSURES:

CASH PAID FOR TAXES	$—	$535

CASH PAID FOR INTEREST	$14,281	12,514

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Notes to Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2007 and 2006 (Unaudited)

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

The accompanying consolidated financial statements have been prepared in accordance with the requirements of the rules and regulations of the Securities and Exchange Commission. As a result, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, however, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2007 and the results of operations for the three- and nine-month periods ended September 30, 2007 and 2006.

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

STATEMENT OF INCOME FOR DISCONTINUED OPERATIONS

	Unaudited For the Three Months Ended September 30,		Unaudited For the Nine Months Ended September 30,
	2007	2006	2007	2006
Interest Income	$(480)	$940	$(28)	$1,372
Interest Expense	307	491	884	776

Net Interest Income	(787)	449	(912)	596

Provision for Loan Losses	—	—	—	—

Net Interest Income after Provision for Loan Losses	(787)	449	(912)	596

Noninterest Income
Gain (loss) on sale of loans and loan fees and valuation adjustments	(1,787)	408	(1,681)	844
Other income	—	—	—	—

Total noninterest income	(1,787)	408	(1,681)	844

Noninterest Expense
Salaries and benefits	29	30	89	89
Professional fees	57	—	57	—
Other operating expense	16	—	16	—

Total noninterest expense	102	30	162	89

Income (Loss) from Discontinued Operations before Income Taxes	(2,676)	827	(2,755)	1,351
Provision for Income Taxes (Benefit)	(910)	281	(937)	459

Income (Loss) from Discontinued Operations	$(1,766)	$546	$(1,818)	$892

At September 30, 2007 there were $24.0 million in loans held for sale (recorded at the lower of cost or market) attributable to discontinued operations of which $16.7 million were repurchased during 2007 from investors primarily due to early payment default. Investor agreements provide that the seller must buyback the loan under certain conditions, such as early payment default The carrying amount for loans held for sale includes $22.3 million in loans on nonaccrual status or over 90 days past due. At September 30, 2007 management maintained a $7.0 million lower of cost or market valuation allowance as a component of the net carrying value. This valuation allowance is in addition to and separate from the allowance for loan losses. The valuation allowance was originally established by a charge to earnings in December 2006. To date, there have been no charge-offs against this valuation allowance.

Third quarter and year-to-date results in 2007 were negatively impacted by losses from discontinued operations, as additional valuation reserves totaling $1.8 million on mortgage loans repurchased from investors were booked. These reserves were required primarily as a result of additional repurchases processed early in the third quarter coupled with additional write-downs on loans already repurchased in previous periods as a result of migration from performing status to delinquency status. Due to the backlog in the states where these mortgages were originated, the process to obtain title and ultimately sell the properties has been delayed. Interest income declined in large measure due to $429,000 in interest reversed during the quarter on residential mortgage loans placed on nonaccrual status. We believe our exposure to new loan repurchases in future periods is minimal because the timeframe for early payment default notification has expired. Valuation reserves as of September 30, 2007 are deemed adequate based on estimates derived from the best available data at the filing date. Given the turmoil that currently exists in the housing markets, however, there can be no certainty that additional reserves will not be required in future periods as we continue our resolution efforts. When sales of repurchased loans or foreclosed real estate do begin to occur, we will be in a better position to more accurately assess valuation reserve adequacy. Actual realized losses could differ due to changes in the borrowers’ willingness or ability to resolve the delinquency status, changes in market conditions affecting liquidation values and other factors. Management also maintained a separate valuation allowance of $358,000, included in other liabilities, for additional loans that may be required to be repurchased in the future.

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

The following table summarizes stock option activity:

	Nine Months Ended September 30, 2007
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	738,870	$6.39
Granted	186,142	10.12
Exercised	(1,170)	5.37
Forfeited or expired	3,600	5.00

Outstanding, period end	927,442	$7.14
Options exercisable at period end	572,072	$5.90

The following table details stock options outstanding:

(dollars in thousands)	September 30, 2007	December 31, 2006
Stock options vested and currently exercisable:
Number	572,072	589,958
Weighted average exercise price	$5.90	$6.00
Aggregate intrinsic value	637	1,959
Weighted average remaining life (in years)	4.3	5.3

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. For the nine months ended September 30, 2007 the Company recorded $230,000 in stock compensation expense to salaries and employee benefits compared to $135,000 for the same period last year. The stock compensation expense was higher in the nine-month period ended September 30, 2007 due primarily to the higher volume of option grants in 2007. There were options to acquire an aggregate of 186,142 shares of common stock granted in the nine months ended September 30, 2007 compared to options to acquire an aggregate of 84,250 shares of common stock granted for the same period last year. In order to calculate the fair value of these option grants, the following weighted-average assumptions were used as of the grant date: risk-free interest rate 4.63%, expected option life 10.0 years, expected stock price volatility 16.9%, and dividend yield 0.80%. The resulting weighted average fair value of the options granted in the first nine months of 2007 was $3.53 for each option granted.

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

SFAS 123R requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. The Company did not reduce its compensation expense for estimated forfeitures prior to vesting primarily based on the limited number of holders of unvested stock options in the first nine months of 2007. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for the remainder of 2007 and beyond is estimated as follows:

Year	(in thousands)
October 2007 - December 2007	$93
2008	261
2009	164
2010	110
2011	57
2012	6

Note 4. Securities

Securities available for sale at September 30, 2007 are summarized below:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S.
Government agencies	$69,183	$17	$(1,412)	$67,788
Mortgage backed securities	50,559	45	(641)	49,963
Obligations of states and political subdivisions	67,658	24	(1,298)	66,384
Other debt securities	8,766	16	(59)	8,723

Total debt securities	$196,166	$102	$(3,410)	$192,858

Securities available for sale at December 31, 2006 are summarized below:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S.
Government agencies	$72,160	$20	$(1,583)	$70,597
Mortgage backed securities	50,716	29	(731)	50,014
Obligations of states and political subdivisions	43,695	41	(372)	43,364
Other debt securities	8,802	8	(82)	8,728

Total debt securities	$175,373	$98	$(2,768)	$172,703

Note 5. Loans

Loans receivable included the following at the dates indicated:

	September 30, 2007	December 31, 2006
	(In Thousands)
Real estate loans
Residential	$82,151	$85,929
Commercial	112,454	125,540
Construction	68,571	55,245

Total real estate loans	263,176	266,714
Commercial	21,659	18,502
Consumer	12,983	13,468
Overdrafts	108	22

Subtotal	297,926	298,706
Allowance for loan losses	(3,914)	(3,441)
Deferred loan fees	(120)	(208)

Total	$293,892	$295,057

Note 6. Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	September 30, 2007	September 30, 2006
	(In Thousands)
Balance at January 1	$3,441	$3,215
Provision charged to operating expense	975	154
Recoveries added to the allowance	48	24
Loan losses charged to the allowance	(550)	—

Balance at the end of the period	$3,914	$3,393

Note 7. Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Income from continuing operations	$201	$455	$583	$1,770

Weighted average shares outstanding	8,927,359	8,909,135	8,926,651	8,895,347

Basic earnings per share from continuing operations	$0.02	$0.05	$0.07	$0.20

Income from continuing operations	$201	$455	$583	$1,770

Weighted average shares outstanding	8,927,359	8,909,135	8,926,651	8,895,347
Add dilutive effects of assumed exercises of stock options	80,656	195,460	186,747	217,595

Weighted average shares outstanding adjusted for dilution	9,008,015	9,104,595	9,113,398	9,112,942

Diluted earnings per share from continuing operations	$0.02	$0.05	$0.06	$0.19

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Income (loss) from discontinued operations	$(1,766)	$546	$(1,818)	$892

Weighted average shares outstanding	8,927,359	8,909,135	8,926,651	8,895,347

Basic earnings (loss) per share from discontinued operations	$(0.20)	$0.06	$(0.20)	$0.10

Income (loss) from discontinued operations	$(1,766)	$546	$(1,818)	$892

Weighted average shares outstanding	8,927,359	8,909,135	8,926,651	8,895,347
Add dilutive effects of assumed exercises of stock options	80,656	195,460	186,747	217,595

Weighted average shares outstanding adjusted for dilution	9,008,015	9,104,595	9,113,398	9,112,942

Diluted earnings (loss) per share from discontinued operations	$(0.20)	$0.06	$(0.20)	$0.10

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(1,565)	$1,001	$(1,235)	$2,662

Weighted average shares outstanding	8,927,359	8,909,135	8,926,651	8,895,347

Basic earnings (loss) per share	$(0.18)	$0.11	$(0.14)	$0.30

Net income (loss)	$(1,565)	$1,001	$(1,235)	$2,662

Weighted average shares outstanding	8,927,359	8,909,135	8,926,651	8,895,347
Add dilutive effects of assumed exercises of stock options	—	195,460	186,747	217,595

Weighted average shares outstanding adjusted for dilution	8,927,359	9,104,595	9,113,398	9,112,942

Diluted earnings (loss) per share	$(0.18)	$0.11	$(0.14)	$0.29

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

Note 9. Other Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income (loss) and related tax effects are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Change in unrealized holding gains (losses) on available-for-sale securities	$2,466	$3,015	$(638)	$(230)
Reclassification adjustment for gains realized in income	—	—	—	—

Net unrealized gains (losses)	2,466	3,015	(638)	(230)
Tax effect	(838)	(1,025)	217	77

Other comprehensive income (loss)	$1,628	$1,990	$(421)	$(153)

Note 10. Contingencies

In the course of our operations, we may become a party to legal proceedings arising from the banking, financial, and other activities we conduct. At September 30, 2007, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on Millennium’s financial condition, operating results, or liquidity.

We have established a reserve of $358,000, included in other liabilities, for potential loan repurchases.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company for the three- and nine-month periods ended September 30, 2007 should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three- and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Loans Held for Sale Valuation Reserve

We maintain a separate valuation reserve to provide for expected losses in the held for sale portfolio. In establishing the valuation reserves, management made significant assumptions concerning fair value. While the assumptions were made with the most current data available, actual fair value may differ due to changes in market conditions or changes in the borrower’s ability or willingness to resolve delinquency status.

Financial Summary

General

For the three months ended September 30, 2007 we reported income from continuing operations of $201,000, or $0.02 per diluted share, versus $455,000, or $0.05 per diluted share, for the same period last year. Income from continuing operations for the nine months ended September 30, 2007 was $583,000, or $0.06 per diluted share, versus $1.8 million, or $0.19 per diluted share, for the same period last year. Including losses from discontinued operations, which reflect the impact on earnings from the resolution of mortgage loans that were originated in 2006 and repurchased in 2007 due to early payment defaults, we reported a net loss of $1.6 million for the quarter ended September 30, 2007, or $(0.18) per diluted share, versus net income of $1.0 million, or $0.11 per diluted share, for the same period in 2006. For the nine months ended September 30, 2007, we reported a net loss of $1.2 million, or $(0.14) per diluted share compared with net income of $2.7 million, or $0.29 per diluted share, for the same period last year.

Third quarter and year-to-date results in 2007 were negatively impacted by losses from discontinued operations, as additional valuation reserves totaling $1.8 million on mortgage loans repurchased from investors were booked in the quarter. These reserves were required primarily as a result of additional repurchases processed early in the third quarter coupled with additional write-downs on loans already repurchased in previous periods as a result of migration from performing status to delinquency status. Due to the backlog in the states where these mortgages were originated, the process to obtain title and ultimately sell the properties has been delayed. We believe our exposure to new loan repurchases in future periods is minimal and that our valuation reserves as of September 30, 2007 are adequate. Given the turmoil that currently exists in the housing markets, however, there can be no certainty that additional reserves will not be required in future periods as we continue our resolution efforts. When sales of repurchased loans or foreclosed real estate do begin to occur, we will be in a better position to more accurately assess valuation reserve adequacy. We had $22.3 million in nonperforming held for sale loans at September 30, 2007, most of which will migrate from nonaccrual loans to other real estate owned before ultimate resolution via sale.

Total assets decreased to $558.7 million at September 30, 2007, compared to $591.5 million at December 31, 2006. Comparing September 30, 2007 to December 31, 2006, securities available for sale increased 11.7% as we executed an investment leveraging strategy in the first quarter 2007, funded by FHLB advances, designed to further improve our overall risk profile. Loans receivable, net of allowance for loan losses, decreased slightly as production did not keep pace with runoff, underwriting standards were tightened and we actively attempted to reduce our exposure to commercial real estate loans. Loans held for sale decreased by $13.7 million as the previously announced wind down of the mortgage operations continued. Total deposits decreased 15.3% while advances from the Federal Home Loan Bank increased by $44.5 million, as we actively allowed the runoff of higher cost certificates of deposit in an effort to stabilize the net interest margin. Federal funds sold declined by $40.3 million as these funds were utilized for investing activities.

Shareholders’ equity was $45.6 million at September 30, 2007, a decrease of $2.0 million from December 31, 2006. The decrease was attributable primarily to the net loss recognized in 2007 and to a lesser extent, the change in the unrealized gain (loss) value of the investment portfolio due to changes in interest rates, net of taxes, which is reflected in accumulated other comprehensive loss. Book value per share was $5.11 at September 30, 2007 and $5.33 at December 31, 2006.

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

As reflected in Table 1, net interest income on a fully taxable-equivalent basis was $2.4 million for the three months ended September 30, 2007 compared to $3.5 million for the same period in 2006. The tax equivalent basis is arrived at by increasing interest income from investments for certain municipal securities, which are exempt from federal taxes. Interest income for the three months ended September 30, 2007 was $8.5 million, down from $8.8 million for the same period last year. Although average earning assets increased 8.5%, interest income declined because gross yield fell by 75 basis points and the growth in earning assets was concentrated in investment securities. Additional funds were deployed in the investment portfolio to help reduce the overall interest rate risk exposure in a declining rates shock scenario. The decline in gross yield was most prominent on loans. Gross yield declined in large measure due to $429,000 in interest reversed during the quarter on residential mortgage loans placed on nonaccrual status. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk” for further discussion. Average investment securities and federal funds sold as a percentage of total average earning assets was 38.2% for the three months ended September 30, 2007 compared to 32.5% for the same period last year. Gross yield on investment securities for the three months ended September 30, 2007 was 25 basis points higher than the same period last year. Average loans decreased $2.4 million for the three months ended September 30, 2007 compared with the same period in 2006 as underwriting standards were tightened and production did not keep pace with runoff. Loan yield declined 110 basis points, of which 51 basis points was directly associated with the aforementioned interest reversals on loans placed on nonaccrual status during the quarter.

TABLE 1	Three Months Ended
	September 30, 2007			September 30, 2006
(Dollars in thousands)	Average Balances	Income/ Expense	Yield/ Rate	Average Balances	Income/ Expense	Yield/ Rate
Assets:
Interest Earning Assets:
Loans, net of unearned discounts	$329,183	$5,727	6.90%	$331,544	$6,688	8.00%
Securities	198,993	2,720	5.42%	157,094	2,048	5.17%
Federal funds sold	4,799	57	4.71%	2,507	32	5.06%

Total interest earning assets	532,975	$8,504	6.33%	491,145	$8,768	7.08%
Other assets	27,287			26,546

Total assets	$560,262			$517,691

Interest-Bearing Liabilities:
Interest-bearing deposits	$381,537	$4,642	4.83%	$364,679	$4,234	4.61%
Borrowed funds	108,556	1,477	5.40%	71,057	1,020	5.70%

Total interest-bearing liabilities	490,093	6,119	4.95%	435,736	5,254	4.78%
Other liabilities:
Demand deposits	21,924			31,084
Other liabilities	2,858			2,247

Total liabilities	514,875			469,067
Shareholders’ equity	45,387			48,624

Total liabilities and shareholders’ equity	$560,262			$517,691

Net interest income		$2,385			$3,514

Interest spread (1)			1.38%			2.30%
Net interest yield on earning assets (net interest margin) (2)			1.78%			2.84%

(1)	Interest spread is the average yield earned on earning assets less the average rate incurred on interest bearing liabilities.
(2)	Net interest margin is net interest income expressed as a percentage of average earning assets.

Interest expense increased $865,000 as both the average balance of interest-bearing liabilities and the rates paid thereon increased. Most of the increased funding was concentrated in higher-rate certificates of deposit and borrowed funds. The rate paid on interest-bearing liabilities increased due to intense competition for deposits coupled with the adverse effects of the inverted yield curve on funding costs. The average rate paid on borrowings declined 30 basis points. Funding of earning assets from interest free sources declined from 11.3% for the three-month period ended September 30, 2006 to 9.4% for the same period this year as average demand deposits declined.

The high cost of interest-bearing liabilities, though consistent with the rate environment in our market, remains a major concern as well as our inability to date to dramatically increase demand deposits despite the execution of strategic initiatives designed to improve our ability to expand our core deposit base, as first developed in 2006. The net interest margin decreased by 106 basis points to 1.78% for the three-month period ended September 30, 2007 as compared to 2.84% for the same period in 2006. We expect to curtail further margin compression through planned efforts to reduce our reliance on high cost certificates of deposit and a renewed focus on relationship banking. The high level of nonperforming assets is also having a major negative impact on our margin and our efforts to resolve these credits will be a key to improved performance.

As reflected in Table 2, net interest income on a fully taxable-equivalent basis was $8.3 million for the nine months ended September 30, 2007 compared to $9.8 million for the same period in 2006. Interest income for the nine months ended September 30, 2007 was $26.3 million, up from $22.5 million for the same period last year.

TABLE 2	Nine Months Ended
	September 30, 2007			September 30, 2006
(Dollars in thousands)	Average Balances	Income/ Expense	Yield/ Rate	Average Balances	Income/ Expense	Yield/ Rate
Assets:
Interest Earning Assets:
Loans, net of unearned discounts	$327,355	$17,985	7.35%	$289,047	$16,835	7.79%
Securities	196,293	7,907	5.39%	147,234	5,590	5.08%
Federal funds sold	11,362	438	5.15%	1,674	63	5.03%

Total interest earning assets	535,010	$26,330	6.58%	437,955	$22,488	6.87%
Other assets	26,344			24,337

Total assets	$561,354			$462,292

Interest-Bearing Liabilities:
Interest-bearing deposits	$392,180	$14,167	4.83%	$307,789	$9,701	4.21%
Borrowed funds	94,217	3,854	5.47%	74,454	2,955	5.31%

Total interest-bearing liabilities	486,397	$18,021	4.95%	382,243	$12,656	4.43%
Other liabilities:
Demand deposits	24,351			29,489
Other liabilities	3,947			2,465

Total liabilities	514,695			414,197
Shareholders’ equity	46,659			48,095

Total liabilities and shareholders’ equity	$561,354			$462,292

Net interest income		$8,309			$9,832

Interest spread (1)			1.63%			2.44%
Net interest yield on earning assets (net interest margin) (2)			2.08%			3.00%

(1)	Interest spread is the average yield earned on earning assets less the average rate incurred on interest bearing liabilities.
(2)	Net interest margin is net interest income expressed as a percentage of average earning assets.

The interest income increase was attributable to a 22.2% increase in average earning assets partially offset by a 29 basis point decrease in gross yield. Of the $3.8 million increase in interest income, $4.4 million was attributable to volume and $(600,000) was attributable to rate changes. Growth in interest income would have been more pronounced except that the composition of average earning assets shifted to a higher percentage of investment securities and federal funds sold. Additional funds were deployed in the investment portfolio to reduce the overall interest rate risk exposure in a declining rate scenario. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk” for further discussion. Average investment securities and federal funds sold as a percentage of total average earning assets was 38.8% for the nine months ended September 30, 2007 compared to 34.0% for the same period last year. Gross yield on investment securities for the nine months ended September 30, 2007 was 31 basis points higher than the same period last year. Average loans increased $38.3 million for the nine months ended September 30, 2007 compared with the same period in 2006 with the increase primarily reflected in loans secured by real estate, both commercial and residential. Loan yield declined 44 basis points due, in part, to the effects of interest reversals associated with loans placed on nonaccrual status during the period.

Interest expense increased $5.4 million as both the average balance of interest-bearing liabilities and the rates paid thereon increased. Most of the increased funding was concentrated in higher-rate certificates of deposit. The rate paid on interest-bearing liabilities increased due to intense competition for deposits coupled with the adverse effects of the inverted yield curve on funding costs. Funding of earning assets from interest free sources declined from 10.4% for the nine-month period ended September 30, 2006 to 9.1% for the same period this year as average demand deposits declined.

The net interest margin decreased by 92 basis points to 2.08% for the nine-month period ended September 30, 2007 as compared to 3.00% for the same period in 2006.

Noninterest Income

The Company’s noninterest income consists primarily of loan fees, service charges on deposits and income from bank owned life insurance, which is included in other income. There was no material change in total noninterest income recognized from continuing operations for the three- or nine -month periods ended September 30, 2007 compared to the same periods in 2006.

Noninterest Expense

Total noninterest expense includes employee-related costs, occupancy and equipment expense and other overhead. In comparing the three months ended September 30, 2007 to the same period last year, salaries and employee benefits increased $107,000, attributable to annual merit increases and a reduction in deferred salary expenses due to lower loan volume. Advertising increased by $54,000 primarily due to one-time costs associated with the opening of our new Sterling branch. Other operating expense increased $226,000, of which $69,000 was attributable to higher franchise taxes, $77,000 was attributable to higher FDIC insurance assessments and $76,000 was attributable to legal fees, which increased in correlation with expanded loan collection efforts. In comparing the nine months ended September 30, 2007 to the same period last year, these same three expense categories, franchise tax, FDIC insurance, and legal, increased $151,000, $86,000, and $139,000, respectively.

Income Taxes

Income tax expense varies from one period to the next with changes in the level of income before taxes, changes in the amount of tax-exempt income, and the relationship of these changes to each other. Due to increased investments in municipal securities and bank-owned life insurance, the income from which is not taxable, the effective tax rates for the three- and nine-month periods ended September 30, 2007 declined compared to the same periods last year.

Allowance for Losses on Loans

The allowance for loan losses at September 30, 2007 was $3.9 million, compared to $3.4 million at December 31, 2006. The provision for loan losses for the three- and nine-month periods ended September 30, 2007 was $102,000 and $975,000, respectively, compared with $99,000 and $154,000, respectively, for the same periods last year. The provision is $821,000 higher in the nine-month period ended September 30, 2007 than in the same period last year due to the effects of the comprehensive review of our commercial loan portfolio which was completed during the second quarter. This review resulted in 26 loans totaling $27.3 million being downgraded due to missing or stale documentation or changes in the borrowers’ financial condition. In addition, both charge-off experience and nonperforming loan levels have increased in comparison to last year.

During the fiscal quarter and continuing into the next fiscal quarter, management has taken steps to further enhance its internal controls associated with the lending and credit functions. Such enhancements include the tightening of underwriting standards, reevaluating lending authorities, the establishment of a new executive level position to oversee the credit function and the selection of a new third party review firm. Management is also planning to implement new technology in the first quarter 2008 designed to increase credit underwriting and monitoring efficiency. While the downgrading and increase in nonperforming portfolio loans do not necessarily indicate a loss will be incurred, we were required to increase our allowance for loan losses based on the quantitative and qualitative factors considered when determining allowance adequacy. The allowance for loan losses to gross loans held for investment was 1.31% at September 30, 2007 compared with 1.11% at September 30, 2006. Management believes the allowance for loan losses was adequate to cover probable incurred credit losses in the loan portfolio at September 30, 2007.

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

The Company and the Bank are subject to capital requirements of regulatory agencies. At September 30, 2007, both the Company and the Bank exceeded all such regulatory capital requirements as shown in the following table.

	September 30, 2007
(Dollars in thousands)	Millennium Bankshares Corporation	Millennium Bank
Tier 1 Capital:
Common stock	$44,637	$14,800
Capital surplus	4,638	29,800
Subordinated debentures (1)	8,000	—
Retained earnings	(1,497)	1,423

Disallowed intangible assets	—	—

Total Tier 1 Capital	$55,778	$46,023

Tier 2 Capital:
Allowance for loan losses (2)	3,914	3,851
Off balance sheet risk exposure	199	199
Subordinated debentures	—	—

Total Tier 2 Capital	4,113	4,050

Total Risk Based Capital	$59,891	$50,073
Risk Weighted Assets	$386,279	$383,560

Capital Ratios:
Tier 1 Risk-Based	14.44%	12.00%
Total Risk-Based	15.50%	13.05%
Tier 1 Capital to average adjusted total assets	9.94%	8.30%

(1)	Limited to 25% of total Tier 1 core capital elements. Remainder, if any, is Tier 2 capital.
(2)	Limited to 1.25% of risk weighted assets.

Deposits

Deposits have been the principal source of funds for use to originate loans and fund investment securities. The Company had employed alternative methods of increasing deposits to fund our mortgage loan operations, including brokered deposits. Brokered deposits are deposits that we obtain through brokers for a fee. Brokered deposits are available in bulk, and they do not require any investments in branch offices, branch personnel or additional spending for marketing or education of employees. The brokered deposits that we obtain consist primarily of 180-day through 24-month certificates of deposits, which may increase our overall cost of funds and decrease our net interest margin. The brokered deposits outstanding were $53.5 million at September 30, 2007 and $74.2 million at December 31, 2006.

We attract both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. We offer statement savings accounts, various checking accounts, various money market accounts, fixed-rate certificates with varying maturities and individual retirement accounts. We are expanding our deposit products and services for businesses.

At September 30, 2007, deposits were $408.9 million, a decrease of 15.3% from $482.7 million at December 31, 2006. The decrease in deposits was most heavily concentrated in certificates of deposit, the result of management’s current strategy to decrease its reliance on this more expensive funding source. Raising low cost deposits is a renewed focus but continues to be a challenge in our marketplace, which has only been exacerbated by the inverted yield curve. Management, therefore, continues to focus its marketing efforts towards attracting lower cost transaction accounts. Strategies associated with the demand deposit growth initiative include electronic check deposit, automated wire notification, a corporate wide incentive program and the establishment of an asset-based lending division. There is no assurance that these efforts will be successful or, if successful, will reduce our reliance on time deposits and borrowings.

The following table indicates the amount of the Company’s time deposits by time remaining until maturity at September 30, 2007:

	Maturity
(Dollars in thousands)	3 Months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
Certificates of deposit less than $100,000	$42,827	$37,507	$48,445	$62,352	$191,131
Certificates of deposit of $100,000 or more	27,004	33,103	15,472	25,601	101,180

Total certificates of deposit	$69,831	$70,610	$63,917	$87,953	$292,311

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

The Bank’s borrowings also include securities sold under agreements to repurchase and federal funds purchased. Securities sold under agreements to repurchase are collateralized with government agency securities and are essentially deposit equivalents used by our commercial customers. The Bank uses the proceeds for general corporate purposes. At September 30, 2007, the Bank had $1.6 million in securities sold under agreements to repurchase and federal funds purchased.

The Bank uses borrowings to supplement deposits when deposit growth does not keep pace with loan growth or when borrowings are available at a lower overall cost to the Bank or they can be invested at a positive rate of return.

At September 30, 2007, the Bank had a borrowing limit of $138.6 million with the Federal Home Loan Bank. The Bank’s outstanding borrowings from the Federal Home Loan Bank totaled $92.4 million at September 30, 2007, which leaves an additional borrowing capacity of $46.2 million. The Bank’s borrowing limit is based on 25% of Bank assets as reported in the Call Report each quarter end date. We also have lines of credit with the Community Bankers Bank in Virginia in available amounts of $10.1 million secured and $12.0 million unsecured, and federal funds lines with two other correspondent banks totaling $12.5 million.

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

Investments

At September 30, 2007, we had $192.9 million in total available for sale securities, an increase of 11.7% from $172.7 million at December 31, 2006. The increase in available for sale securities since year-end 2006 occurred in the first quarter 2007 and was concentrated primarily in obligations of states and political subdivisions. The additional allocation to this investment sector was undertaken to further improve diversification and the overall risk profile of the investment portfolio and the balance sheet as a whole.

Loans

Net loans consist of total loans, offset by deferred loan fees and the allowance for loan losses. Net loans were $293.9 million at September 30, 2007 compared to $295.1 at December 31, 2006. There has been no significant change in the overall composition of loans since year-end. Net loans were flat as we tightened our underwriting standards and attempted to reduce our exposure to commercial real estate and acquisition and development loans. Loan production did not keep pace with runoff. Management expects little change in the overall balance of net loans during the fourth quarter 2007 based on an analysis of the existing loan pipeline and anticipated runoff.

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

Non-Performing Assets

As reflected in the table that follows, we had $7.2 million in portfolio non-accrual loans at September 30, 2007, compared to $3.0 million at December 31, 2006. Several larger commercial credits, including $4.3 million to one borrower, were placed on nonaccrual status during the first nine months of 2007. A special asset team has been assigned to these credits and workout is continuing. Commercial loans on nonaccrual status are considered impaired and specific reserves, if required, have been established at September 30, 2007.

The following table details information concerning non-accrual, past due and restructured loans at the dates indicated:

(Dollars in thousands)	September 30, 2007		December 31, 2006
	Portfolio	Held For Sale (1)	Total
Non-accrual loans	$7,192	22,313	$3,043
Foreclosed properties	74	766	74
Restructured loans	—	—	—

Total non-performing assets	$7,266	$23,079	$3,117

Loans past due 90 days or more and still accruing interest	$582	$292	$379

(1)	refer to Item 1, “Notes to Financial Statements” for a discussion of discontinued operations

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

Caution About Forward Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements.

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

Static gap is the difference between interest-sensitive assets and interest-sensitive liabilities maturing or repricing within a specific time interval measured at a balance sheet date. The gap can be managed by repricing assets or liabilities, by selling investments, by replacing an asset or liability prior to maturity, or by adjusting the interest rate during the life of an asset or liability. Matching the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net income due to changes in market interest rates. As reflected in the table below, the Company, at September 30, 2007, had $189.5 million more in liabilities than assets that reprice within one year or less and therefore we were in a liability sensitive position. Generally, a liability sensitive position is favorable to the Bank in a decreasing rate environment and unfavorable to the Bank in an increasing rate environment. It is important to recognize, however, that deposits with no stated maturity have been presented in this gap table in the 3 months or less column because they can reprice in that time frame. These deposits may not indeed reprice that quickly, however.

The following table presents the amounts of the Company’s interest sensitive assets and liabilities that mature or reprice in the periods indicated exclusive of non-accrual loans.

	September 30, 2007 Maturing or Repricing in:
(Dollars in thousands)	3 Months or less	4-12 Months	1-5 Years	Over 5 Years
Interest-sensitive assets:
Loans (1)	$137,217	$18,507	$93,108	$43,477
Investments (2)(3)(4)	8,766	377	61,244	125,769
Federal funds sold	10,030	—	—	—

Total interest-sensitive assets	156,013	18,884	154,352	169,246

Cumulative interest-sensitive assets	156,013	174,897	329,249	498,495

Interest-sensitive liabilities:
NOW accounts	48,206	—	—	—
Savings/Money Market deposit accounts	47,206	—	—	—
Time deposits	69,831	134,527	87,953	—
Borrowed funds	32,092	32,500	37,400	—

Total interest-sensitive liabilities	197,335	167,027	125,353	—

Cumulative interest-sensitive liabilities	197,335	364,362	489,715	489,715

Period gap	$(41,322)	$(148,143)	$28,999	$169,246
Cumulative gap	$(41,322)	$(189,465)	$(160,466)	$8,780
Ratio of cumulative interest-sensitive assets to cumulative interest-sensitive liabilities	79.06%	48.00%	67.23%	101.79%
Ratio of cumulative gap to total assets	(7.40)%	(33.91)%	(28.72)%	1.57%

Total assets	$558,700	$558,700	$558,700	$558,700

(1)	Loans maturing or repricing in three months or less includes mortgage loans held for sale.
(2)	Based on amortized cost.
(3)	Excludes Federal Reserve Stock and Community Bankers Bank stock.
(4)	Anticipates prepayments on mortgage-backed securities.

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

The following reflects the results of the Company’s net interest income sensitivity analysis at September 30, 2007, the most recent completed analysis.

Rate Change	At September 30, 2007 Estimated Net Interest Income Sensitivity
+200 bp	-9.3%

-200 bp	-4.8%

At September 30, 2007, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points, net interest income could decrease by 9.3%. At the same date the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income would decrease 4.8%. Compared to the model results at December 31, 2006, the September 30, 2007 model reflected a more balanced position, primarily attributable to additional investment leveraging executed in the first quarter 2007 and changes in funding mix assumptions. The Company’s net interest income at risk is within policy limits. Management also does not view the likelihood of a 200 basis point increase or decline in the near term as very probable but is nonetheless currently contemplating additional actions, which can be taken to minimize the identified net interest income sensitivity.

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

The following table presents the economic value of equity shock analysis at September 30, 2007, the most recently completed analysis:

Change in Yield Curve	(in thousands) Change in Economic Value of Equity
+200 basis points	$32,922

Flat	$48,992

-200 basis points	$53,559

ALCO guidelines limit the change in economic value of equity in a 200 basis point parallel rate shock to 25% of the economic value of equity. At September 30, 2007, the dollar amount change in the economic value of equity in the +200 basis point scenario was outside the ALCO guideline but the economic value of equity in the +200 basis point scenario, expressed as a percentage of total economic value of assets in the +200 basis point scenario, was within ALCO guidelines.

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

During the fiscal quarter and continuing into the next fiscal quarter, management has taken steps to further enhance its internal controls associated with the lending and credit functions. Such enhancements include the tightening of underwriting standards, reevaluating lending authorities, the establishment of a new executive level position to oversee the credit function and the selection of a new third party review firm. Management is also planning to implement new technology in the first quarter 2008 designed to increase credit underwriting and monitoring efficiency.

Except as described above, there were not other changes in our internal control over financial reporting identified in connection with the evaluation of it that occurred during this fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In the course of our operations, we may become a party to legal proceedings arising from the banking, financial, and other activities we conduct. At September 30, 2007, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on Millennium’s financial condition, operating results, or liquidity.

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

MILLENNIUM BANKSHARES CORPORATION
(Registrant)

Date: November 8, 2007	/s/ Richard I. Linhart
Richard I. Linhart
President and
Chief Executive Officer

Date: November 8, 2007	/s/ Dale G. Phelps
Dale G. Phelps
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14(a)*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14(a)*

32.1	Statement of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350*

*	Filed herewith