Form 10-K
period 2007-12-31
MILLENNIUM BANKSHARES CORP
filed 2008-04-21
CIK 1158678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2007 was approximately $58,839,000 (based upon the closing sales price of $8.55 on June 30, 2007, as reported on the Nasdaq Capital Market).

The number of outstanding shares of the registrant’s common stock as of April 1, 2008 was 8,927,461

Documents Incorporated by Reference

Portions of registrant’s Proxy Statement filed for its 2008 Annual Meeting of Shareholders (Part III).

PART I

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

•      Maintaining capital levels adequate to meet the requirements of the formal agreement and to support our growth;

•      Our ability to comply with the other provisions of the formal agreement;

•      Maintaining cost controls and asset qualities

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

ITEM 1.          BUSINESS

General

Millennium Bankshares Corporation (“Millennium”) is a bank holding company headquartered in Reston, Virginia.  We were incorporated in 1998 and began operations in April 1999.  We provide commercial and consumer banking services through Millennium Bank National Association (“Millennium Bank” or the “Bank”).  At December 31, 2007, Millennium had total consolidated assets of $518.3 million, loans from continuing operations of $243.4 million, deposits from continuing operations of $293.5 million and stockholders’ equity of  $38.5 million.

Millennium Bank is a nationally chartered community bank with four banking offices – in Reston, Herndon, Sterling, and Warrenton, Virginia.  Three of our banking offices are situated in Fairfax and Loudoun Counties, Virginia, just west of Washington, D.C., and one in Fauquier County, Virginia.

Our branches are located in growing counties.  The population of Fairfax County grew from 818,584 in 1990 to 1,006,529 in 2005, while Loudoun County increased from 86,129 in 1990 to an estimated 262,000 in 2006.

Millennium Bank provides a broad range of commercial and retail banking services designed to meet the needs of businesses and consumers in the communities we serve.  Local decision-making and attentive personal service to customers is emphasized.  By combining the technological support and products and services that our customers demand with direct access to senior management and responsive customer service, Millennium Bank seeks to foster a business and consumer-banking environment that allows effective competition in our particular market with other financial institutions of all sizes.

Millennium Bank offers 24 hours a day, seven days a week Internet banking services.  These services allow consumers and businesses to view accounts, make transfers, submit wire transfer requests, pay bills and place stop payments on checks over the Internet.

Regulatory Action

On January 24, 2008, the Bank entered into a formal written agreement (the “Agreement”) with the Office of the Comptroller of the Currency (the “OCC”).  The Agreement requires the Bank to undertake certain actions within designated timeframes, and to operate in compliance with the provisions thereof during its term. The Agreement is based on the results of an examination of the Bank by the OCC commenced on July 23, 2007.

The provisions of the Agreement include the following: (i) By March 31, 2008 the Bank is required to achieve and thereafter maintain a total risk-based capital ratio equal to 13% of risk-weighted assets, a tier 1 capital ratio equal to 12% of risk-weighted assets, and a leverage ratio equal to 10% of adjusted total assets; (ii) Within 60 days, the Board of Directors of the Bank (the “Board”) is required to adopt and implement a three year capital program, which must be submitted to the OCC for review and prior determination of no supervisory objection; (iii) Within 120 days, the Board is required to adopt and implement a three-year strategic plan which must be submitted to the OCC for review and prior determination of no supervisory objection; (iv) Within 60 days, the Board is required to submit for supervisory review a capable Senior Lending Officer; (v) Within 90 days, the Board is required to adopt and implement a written program to improve the Bank’s loan portfolio management; (vi) Within 120 days, the Board  is required to adopt and implement systems which provide for effective monitoring of problem loans, credit administration, compliance with law, and concentrations of credit; (vii) Within 90 days, the Board is required to adopt and implement a written program to eliminate the basis for criticism of assets identified as problem assets; (viii) Within 90 days, the Board is required to adopt and implement a written risk management program; (ix) Within 60 days, the Board is required to review and revise the Bank’s written loan policy; (x) Within 30 days of implementation of the new credit diagnostic system, and no later than May 31, 2008, the Board is required to adopt and implement a written asset diversification program; (xi) Within 60 days, the Board is required to review the adequacy of the Bank’s Allowance for Loan and Lease Losses and establish a program for the maintenance of an adequate Allowance; (xii) Within 60 days, the Board is required to establish an effective, independent and ongoing loan review system to review, at least quarterly, the Bank’s loan and lease portfolios to assure the timely identification and categorization of problem credits and portfolio trends; (xiii) Within 90 days, the Board is required to adopt and implement a written liquidity, asset and liability management policy; (xiv) Within 60 days, the Board is required to submit for supervisory review a capable, full-time Bank Secrecy Act Officer; and (xv) Within 90 days, the Board is required to ensure that the Bank completes the BSA Risk Assessment, and thereafter, the Board shall review and approve the BSA Risk Assessment annually.

Compliance with the Agreement is to be monitored by a committee (the “Committee”) of at least five directors, none of whom is an employee of the Bank or a family member of an employee.  The Committee is required to submit written progress reports on a monthly basis and the Agreement requires the Bank to make periodic reports and filings with the OCC.

The corrective actions taken by us are discussed later in this Part 1 under the heading “Strategy”

Subsidiaries

Millennium conducts primarily all of its business through Millennium Bank and its wholly and majority owned subsidiaries.   As of December 31, 2006, we determined that it was in our best interest to wind down our mortgage operating subsidiaries.  It was our desire to focus exclusively on core banking activities going forward to eliminate, going forward, the risks normally associated with mortgage banking activities.  The wind down decision was also precipitated by credit quality issues that surfaced in the held for sale loan portfolio during the fourth quarter 2006 and which further escalated in 2007 due to repurchase obligations. Accordingly, the results of our mortgage operations are presented as a component of discontinued operations on the income statement following the results from continuing operations.  Additional discussion of discontinued operations can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report on Form 10-K.

The subsidiaries of Millennium Bank, which were formerly involved in mortgage operations, listed below, are now inactive.

Date

Subsidiary

Location

Established

Millennium Capital, Inc.	Reston, VA	May 1999
Millennium Sunbelt Mortgage, LLC (“Sunbelt”)	Las Vegas, NV	Dec. 2001
Millennium Bank Mortgage, LLC (“MBM”)	Reston, VA	Sept. 2005
Millennium Hyland Mortgage, LLC (“Hyland”)	Reston, VA	Sept. 2005

In September 2005, Millennium restructured its mortgage operations.   Prior to September 2005, Millennium was recording gross gains on mortgage sales, which were offset by compensation expense and other direct expenses for the mortgage department. Under the new structure, the activities of Millennium Capital, Inc., a wholly owned subsidiary of Millennium Bank, were terminated, and Millennium established contractual relationships with three mortgage banking limited liability companies, the terms of each of which provide for a “per loan” fee to be paid to Millennium (the 51% owner of the LLC’s) for each mortgage loan sold and required the 49% owners to pay for all costs of operation while retaining all other fee income. At December 31, 2006, Millennium terminated the business relationship by written notice.

We formed Millennium Financial, Inc. on February 23, 2004, to provide insurance services to our bank customers through Metropolitan Life Insurance Company.  In March 2008, we revoked our status as a financial holding company and this entity was dissolved.

Strategy

In July 2007, Richard Linhart joined the Bank as President and CEO.  With the support of the Bank’s Board of Directors and under Mr. Linhart’s leadership, the Bank began initiating a series of corrective actions and strategic decisions commencing in July 2007 in response to anticipated final findings of the OCC’s examiners.  Among the actions taken are the following:

•      The Bank embarked on a balance sheet repositioning strategy consisting of three main components; (i) the sale of its two Richmond branches to refocus its franchise on the core Northern Virginia market exclusively (completed in March 2008 at which time a pre-tax gain of $8.5 million was recorded), (ii) the sale of $100 to $110 million in investment securities to partially fund the sale of the two branches and provide a source of immediate on-balance sheet liquidity and (iii) evaluate options in connection with the portfolio of Held for Sale/Repurchased loans ..  To avoid further exposure to losses due to market conditions and extended delays in resolution, the Bank, on February 7, 2008, entered into an agreement to sell its entire portfolio of held for sale and repurchased mortgage loans (the “Portfolio”) to Beltway Capital, Hunt Valley, Maryland.  The transaction closed on February 8, 2008. Prior to the sale, the loan balance of the Portfolio aggregated $31.3 million, against which the Bank had a valuation allowance of $6.9 million at December 31, 2007.  The portfolio consisted of $5.7 million of current performing loans, $11.9 million of delinquent loans, $13.0 million of loans in various stages of foreclosure, and $0.7 million in properties held in other real estate owned. The wholesale bulk sale price paid by Beltway was 43.55% of the outstanding loan balance, or $13.6 million plus accrued interest.  As a result, the Bank established an additional valuation allowance as of December 31, 2007, resulting in a charge to earnings of $10.8 million, or $7.1 million net of taxes.

•      The Bank made plans to implement a new loan underwriting and administrative system (Credit Quest), which is expected to strengthen the credit underwriting, and administration function.

•      The Bank approved a new commercial loan policy.  A key component of this new policy is a shift in philosophy to deemphasize construction; land development and non-owner occupied commercial real estate lending, which is highly transaction oriented, to commercial and industrial lending which is more relationship-based.

•      The Bank retained a new external loan review firm.

•      The Bank hired a new Chief Lending Officer and has hired other loan officers with substantial Northern Virginia experience and contacts.

•      Changed organizational responsibilities including separating the Chief Lending Officer position from the Chief Credit Officer position.

•      Right sizing the expense and cost structure of the organization in light of its re-focused activities.  During the fourth and first quarters of 2007 and 2008, management has been engaged in an aggressive review of staffing, expenses, and costs.  Apart from these factors, management has engaged in an aggressive review of all of its overhead expenses.

These steps were designed to improve risk management, enhance internal controls over credit administration, focus on the Northern Virginia market, and return the Bank to core community banking.  The sale of the Richmond branches and the concomitant sale of securities will shrink the Bank’s balance sheet, enhance capital ratios, and improve the Bank’s liquidity position.

In addition to the strategies listed above the following core objectives will continue:

•      Attract customers by providing the financial sophistication and breadth of products of a regional bank while maintaining the quick response and service of a community bank.  Continue to diversify product line, including commercial, Small Business Administration, consumer, and mortgage loans.

•      Increase net income and return to shareholders through quality loan growth, while controlling the cost of our deposits and noninterest expense.

•      Diversify our loan portfolio through use of an array of commercial and Small Business Administration loan products.   We are also focused on increasing our core deposits, reducing our dependence on brokered deposits and attracting additional small business customers.

•      Expand footprint in the Northern Virginia market, to the extent not inhibited by capital constraints and improve the overall visibility and accessibility of our branch network.   This expansion, to the extent possible, will most likely take the form of a loan production office or deposit production office as opposed to a full-service branch facility.

Market Area

We consider our target market to be the greater Washington metropolitan area, which we define as the District of Columbia, the northern Virginia counties of Fairfax, Fauquier, Loudoun and Prince William, and the Maryland counties of Frederick, Montgomery and Prince George’s.

According to the 2005 U.S. Census data, the population of the greater Washington metropolitan area was approximately 5.1 million people.  The average median household income figures reported in 2005 by the U.S. Census Bureau for each of the 15 jurisdictions comprising the greater Washington metropolitan area was approximately $74,708, compared to a national median household income of approximately $46,242.  Based on estimates released by the Bureau of Labor Statistics of the U.S. Department of Labor for September 2006, the unemployment rate for the greater Washington metropolitan area was approximately 2.9%, compared to a national unemployment rate of 5.8%.  According to 2005 U.S. Census figures, approximately 46% of adults at least 25 years of age in this area have a bachelor’s degree or higher, compared to approximately 27% nationally.  As of June 30, 2006, total deposits in this area were approximately $145 billion.

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

Competition

Our headquarters is in the Reston-Herndon market area where there is a growing community bank presence.  It is a community serviced by the branches of large regional banks that are headquartered, for the most part, in cities outside the Washington D.C. Metropolitan area.  Our market area is a highly competitive, highly branched banking market.  We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Fairfax County market area and elsewhere.

Competition in the market area for loans to small businesses and professionals is intense, and pricing is important.  Most of our competitors have substantially greater resources than Millennium.  Many competitors offer services, such as extensive branch networks and trust services, we currently do not provide.  Moreover, larger institutions operating in the Northern Virginia market have access to borrowed funds at lower costs than are available to the Bank.  Deposit competition among institutions in the market area also is strong.  As a result, it is possible that we will pay above-market rates to attract deposits.  According to a market share report prepared by the FDIC, we held 0.76% of deposits in the Fairfax County market and 0.72% for Fairfax County and Fairfax city combined, as of June 30, 2007, the most recent date for which market share information is available.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities, which are disclosed in the footnotes of its annual financial statements, including commitments to extend credit.  At December 31, 2007, commitments to extend credit totaled $49.2 million and standby letters of credit totaled $2.1 million.

Commercial Lending

General.  Commercial business loans and commercial real estate loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields.  To manage these risks, we generally secure appropriate collateral, obtain personal guarantees from principals, and monitor the financial condition of our business borrowers. The availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself.  Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate.  At December 31, 2007, commercial loans and commercial real estate loans from continuing operations totaled $108.8 million, or 44.0% of the total loan portfolio.

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

Real Estate Loans.  Commercial real estate loans may be secured by various types of commercial real estate in Millennium’s market area, including multi-family residential buildings, commercial buildings and offices, small shopping centers, and churches.  In its underwriting of commercial real estate, the Bank may lend up to 80% of the secured property’s appraised value. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower’s creditworthiness and prior credit history and reputation, and generally requires personal guarantees or endorsements of borrowers.  At December 31, 2007, commercial real estate loans from continuing operations totaled $90.0 million, or 36.4% of the total loan portfolio.

Construction Loans.  While construction loans have been permitted in the past, we are not currently seeking new volume in this sector. Loan policy allows for local construction loans, primarily to individual small builders on a limited basis.  At December 31, 2007, there was $57.1 million in construction and land development loans outstanding from continuing operations in the commercial real estate loan portfolio. The Bank will obtain a first lien on the property as security for its construction loans and personal guarantees from the borrower’s principal owners.

Small Business Lending.  Today, the principal activity of the Bank’s commercial loan division is the origination of commercial mortgage and non-mortgage loans to small and medium sized businesses.  We regularly use various loan guarantee programs offered through the Small Business Administration, including the 504 loan program, which is intended to help small and medium sized businesses avoid large down payments and floating interest rates that are typically associated with purchases of fixed assets used to expand operations.  Whenever possible, the 504-loan program provides long-term and fixed rate financing for investment in fixed assets, primarily real estate and large/heavy equipment.  At December 31, 2007, Small Business Administration loans totaled approximately $12.5 million.

One-to-Four-Family Residential Real Estate Lending

We have discontinued originating one-to-four family residential real estate loans but our current portfolio still includes loans secured by one-to-four-family residences and non-conforming adjustable rate mortgages for consumers that do not reside in our market area.

When we were still originating these loans we evaluated both the borrower’s ability to make principal and interest payments and the value of the property that will secure the loan. We made first mortgage loans in amounts of up to 100% LTV of the appraised value of the underlying real estate, but retained in our portfolio some loans with an 80% LTV or less appraised value.   We retain some second mortgage loans secured by property in various market areas.  Second mortgage loans with a loan to value ratio over 95% were underwritten to institutional investor guidelines.  For conventional loans in excess of 80% loan to value, private mortgage insurance is secured insuring the mortgage loans to 75% loan to value.

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

Consumer Lending

Millennium offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans, letters of credit, home equity loans and beginning in 2006, marine loans.  Such loans are generally made to customers with a pre-existing relationship with Millennium or to new customers in the greater Washington, D.C. area including Maryland and Virginia.  Marine loans were also originated through a channel of approved dealers and brokers. The marine loan program was discontinued in mid-2007.

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

Employees

At December 31, 2007, Millennium had 82 full-time equivalent employees.  None of our employees are represented by a collective bargaining unit or union.  Millennium believes that its relations with employees are satisfactory.

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

The OCC and the FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC or the FDIC. These powers include, but are not limited to, requiring the institution to add capital, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, and requiring the dismissal of directors and officers.  Effective with the signing of the formal agreement our bank subsidiary is required by March 31, 2008 to achieve and thereafter maintain a total risk-based capital ratio equal to 13% of risk-weighted assets, a tier 1 capital ratio equal to 12% of risk-weighted assets, and a leverage ratio equal to 10% of adjusted total assets.

Prompt Corrective Action.  Under Section 38 of the Federal Deposit Insurance Act (the “FDIA”), each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates.  The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA.  An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized.  A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the applicable agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution.  Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution’s total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized.  Such a guaranty shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters.  An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.

A “critically undercapitalized institution” is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Unless the FDIC or other appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the fourth calendar quarter after the date it becomes critically undercapitalized must be placed in receivership. The general rule is that the FDIC will be appointed as receiver within 90 days after a bank becomes critically undercapitalized unless extremely good cause is shown and an extension is agreed to by the federal regulators.  In general, good cause is defined as capital which has been raised and is imminently available for infusion into the bank except for certain technical requirements which may delay the infusion for a period of time beyond the 90 day time period.

Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of Section 38 of the FDIA, which (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals.  The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: requiring the institution to raise additional capital; restricting transactions with affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate.  These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

Additionally, under Section 11(c)(5) of the FDIA, a conservator or receiver may be appointed for an institution where:  (i) an institution’s obligations exceed its assets;  (ii) there is substantial dissipation of the institution’s assets or earnings as a result of any violation of law or any unsafe or unsound practice;  (iii) the institution is in an unsafe or unsound condition;  (iv) there is a willful violation of a cease-and-desist order;  (v) the institution is unable to pay its obligations in the ordinary course of business;  (vi) losses or threatened losses deplete all or substantially all of an institution’s capital, and there is no reasonable prospect of becoming “adequately capitalized” without assistance; (vii) there is any violation of law or unsafe or unsound practice or condition that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution’s condition, or otherwise seriously prejudice the interests of depositors or the insurance fund;  (viii) an institution ceases to be insured;  (ix) the institution is undercapitalized and has no reasonable prospect that it will become adequately capitalized, fails to become adequately capitalized when required to do so, or fails to submit or materially implement a capital restoration plan; or (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital.

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending.  Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land which represent in total 100% or more of an institutions total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institutions total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital.

Interstate Banking and Branching.  The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks.  Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions.  Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act. The Riegle-Neal Act authorizes the federal banking agencies to approve interstate branching de novo by national and state banks in states which specifically allow for such branching.  The District of Columbia, Maryland and Virginia have all enacted laws which permit interstate acquisitions of banks and bank branches and permit out-of-state banks to establish de novo branches.

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

Federal Reserve System.  In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or nonpersonal time deposits. NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any nonpersonal time deposits at an institution. For net transaction accounts in 2007, the first $9.3 million will be exempt from reserve requirements. A 3% reserve ratio will be assessed on net transaction accounts over $9.3 million up to and including $43.9 million. A 10% reserve ratio will be applied to amounts in net transaction accounts in excess of $43.9 million. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.

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

USA Patriot Act of 2001. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the “USA Patriot Act” or the “Patriot Act,” financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities.  The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers.  The costs or other effects of the compliance burdens imposed by the Patriot Act or future anti-terrorist, homeland security or anti-money laundering legislation or regulations cannot be predicted with certainty.

Future Regulatory Uncertainty

Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future and impact our operations.

ITEM 1A.              RISK FACTORS

Risks Associated with Millennium

Failure to comply with the provisions of the Formal Agreement could subject the Bank and its directors to additional enforcement actions and further damage to its reputation.

While the Corporation intends to take such actions as may be necessary to enable the Bank to comply with the requirements of the Agreement, there can be no assurance that the Bank will be able to comply fully with the provisions of the Agreement, or to do so within the timeframes required, that compliance with the Agreement will not be more time consuming or more expensive than anticipated, or that compliance with the Agreement will enable the Corporation and Bank to resume profitable operations, or that efforts to comply with the Agreement, or to refocus the Bank as a traditional community bank, will not have adverse effects on the operations and financial condition of the Company.

A large percentage of our loans are secured by real estate, and an adverse change in the real estate market may result in losses and adversely affect our profitability.

Approximately 87% of our loan portfolio, as of December 31, 2007 was comprised of loans secured by real estate.  More importantly, we also have a high concentration of commercial real estate secured loans including construction and land development loans that are more sensitive to changes in the economy or adverse conditions in the local real estate market.  An adverse change in the economy affecting values of real estate generally or in our market areas specifically could impair the value of our collateral and our ability to sell the collateral upon foreclosure.  In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover outstanding principal and interest on the loan.  As a result, our profitability and financial condition could be negatively impacted by an adverse change in the real estate market.  Furthermore we may be required to maintain higher levels of capital than we would otherwise be expected to maintain.

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

As of December 31, 2006, we determined that it was in our best interest to wind down our mortgage operating subsidiaries.  It was our desire to focus exclusively on core banking activities going forward to eliminate, going forward, the risks normally associated with mortgage banking activities.  The wind down decision was also precipitated by credit quality issues that surfaced in the held for sale loan portfolio during the fourth quarter.  As a result, in connection with the evaluation of our disclosure controls and procedures as of December 31, 2006, we determined that there was a material weakness in our internal control over financial reporting as of that date arising from our inability to identify promptly these credit quality issues.  Additionally, we have determined that a material weakness in our internal control over financial reporting existed as of December 31, 2007, relating to the application of subsequent event accounting principles.  Under the PCAOB standards, a “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

While we believe we have successfully remediated these weaknesses, we cannot make any assurances that other internal or disclosure control deficiencies might not be identified.  Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could, among other things, result in losses from fraud or error, harm our reputation or cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our results of operation and financial condition.

We are dependent on our management team, and the loss of our senior executive officers or other key employees could impair our relationship with our customers and adversely affect our business and financial results

On April 4, 2007 we announced the hiring of Richard I. Linhart to succeed Carroll C. Markley as President and Chief Executive Officer.  Mr. Linhart previously served as Senior Executive Vice President and Chief Operating Officer for James Monroe Bancorp. He joined the Bank in mid-July 2007.  Dale G. Phelps, our Chief Financial Officer, was appointed to an interim role as President and Chief Executive Officer until Mr. Linhart’s arrival.  Mr. Phelps has over 29 years of experience in the financial services industry. Concurrently, John F. Novak was appointed to serve as Chief Operating Officer. Mr. Novak has over 38 years of experience in the financial services industry. Our success is dependent upon the continued service and skills of these individuals as well as other senior officers.  The unexpected loss of services of one or more of these key personnel could have an adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

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

We may not be able to use brokered deposits as a source of funds, which may require us to curtail our asset base and growth.

We solicit deposits from brokers because our banking offices do not attract enough deposits to fund all of the loans that we make.  These “brokered deposits” represent funds that brokers gather from third parties and package in batches in order to find higher interest rates than are typically available for certificates of deposits with large balances, as compared to individually deposited smaller denomination deposits.  Deposit holders then earn a higher rate on the money that they have invested, and the broker charges a fee for its service.  Brokered deposits are available in bulk, and they do not require any investments in branch offices or branch personnel or spending for marketing or education of employees. At December 31, 2007, $56.1 million of our deposits were brokered deposits.  The weighted average interest rate on our brokered deposits was 4.99% at December 31, 2007.

A well-capitalized bank may accept brokered deposits without restriction.  Adequately capitalized banks may only accept, renew or rollover such deposits with the consent of the FDIC. As a result of the capital provisions in its formal agreement with the OCC, the Bank is not well-capitalized, and is treated as only adequately capitalized, despite having capital levels which would otherwise satisfy the conditions for well capitalized status. Although we plan to seek permission to accept brokered deposits from the FDIC, the FDIC may deny permission, or may permit us to accept fewer brokered deposits than the level we consider desirable.  If it were required to reduce its level of brokered deposits, the Bank also would have to reduce its assets and, most likely, curtail its lending activities. Any reduction could have an adverse effect on our revenues.

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

Our success depends primarily on the general economic conditions of the geographic markets in which we operate.  Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in the northern Virginia area.  The local economic conditions in these areas have a significant impact on our commercial, real estate and construction loans, the ability of our borrowers to repay their loans and the value of the collateral securing these loans.  A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic calamities, unemployment or other factors could impact these local economic conditions and negatively affect our financial results.

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

We target our business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses.  These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities.  If general economic conditions negatively impact the northern Virginia area or the other markets in which we operate, our results of operations and financial condition may be negatively affected.

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

Our business strategy may not be successful, and that could have an adverse effect on the value of your common stock.

Our business strategy calls for us to take advantage of our existing investments in facilities and personnel by growing in our existing banking market and expanding into new markets if appropriate opportunities arise.  We may not be successful in increasing the volume of our loans and deposits at acceptable risk levels and on acceptable terms, in expanding our asset base to a targeted size, or in managing the costs and implementation risks associated with our strategy.  Even if we successfully increase our capital, increasing the volume of our loans will require that we be able to fund that increase through additional deposits we accept in our market or through brokers, or through other funding sources, such as borrowings.  In addition, we may not be able to maintain capital sufficient to support our continued growth and may not be able to fund any particular amount of increase in our loans.

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

We are subject to extensive regulation, supervision and examination by federal and state banking authorities.  Any change in applicable regulations or federal or state legislation could have a substantial impact on us, our subsidiaries, and our operations.  Additional legislation and regulations may be enacted or adopted in the future that could significantly affect our powers, authority and operations, or the powers, authority and operations of the Bank, which could have a material adverse effect on our financial condition and results of operations.  Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties.  The exercise of this regulatory discretion and power may have a negative impact on us.

ITEM 1B                UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.          PROPERTIES

Millennium conducts its business from its main office in Reston, Virginia, three other branch banking offices and one former branch location being utilized as an administrative office.  During 2007, the Bank also occupied two additional branch offices in Colonial Heights and Richmond, Virginia, the sale of which was completed in March 2008. The leases related to such branches were assumed by the purchaser of the branches. The following table provides certain information with respect to our properties:

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

21430 Cedar Drive Unit 107 Sterling, VA	2007	Leased from Richland Investment Group, LLC. Lease expires in 2012 and has two consecutive five-year renewal options.

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters presented to Millennium’s shareholders during the quarter ended December 31, 2007.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices and Dividends

Our common stock has been listed for quotation on the Nasdaq Capital Market (formerly known as the Nasdaq Small Cap Market) under the symbol “MBVA” since February 6, 2002, following our initial public offering at $6.00 per share.     As of April 1, 2008, our common stock was held by 104 shareholders of record and 858 beneficial holders who own shares in street name.

The high and low sale prices per share for our common stock for each quarter of 2007 and 2006, as well as the amount of cash dividends per share we declared in each quarter, were as follows:

	High	Low	Dividend

2007
1st Quarter	11.40	8.73	.02
2nd Quarter	10.39	8.25	.02
3rd Quarter	8.85	6.75	.02
4th Quarter	7.10	4.97	.00

2006
1st Quarter	9.85	8.40	.02
2nd Quarter	9.65	8.60	.02
3rd Quarter	9.29	8.22	.02
4th Quarter	9.35	8.12	.02

Dividend Policy

Our future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including future consolidated earnings, financial condition, liquidity and capital requirements of both Millennium and Millennium Bank, applicable governmental regulations and policies and other factors deemed relevant by our board of directors.  During the first quarter of 2006, Millennium declared its first quarterly dividend since it began operations in 1999.   Effective mid-year 2007, the payment of dividends was discontinued due to a lack of earnings.   Dividend payments will not resume until a sustained period of earnings has been exhibited.

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

Stock Repurchases

We did not repurchase any shares of our common stock during any quarter of the year ended December 31, 2007.  The Board of Directors approved a stock repurchase program on April 6, 2007 but no repurchases have been made nor are any anticipated to be made in 2008.  Under the program, we may repurchase up to 446,314 shares of our common stock, which represents 5% of the outstanding shares of common stock. The executive committee of the Board of Directors will administer the program, which does not have an expiration date.  Any repurchased stock will become authorized and unissued stock available for future issuance by us.

ITEM 6.          SELECTED FINANCIAL DATA

The following table sets forth the Corporation’s return on average assets (net income divided by average assets), return on average equity (net income divided by average shareholder’s equity), equity to assets ratio (average shareholder’s equity divided by average total assets) and dividend payout ratio (dividends declared per common share divided by net income per common share).

	2007	2006	2005
Return on average assets	(1.88)%	(.10)%	.39%
Return on average equity	(22.47)%	(.99)%	3.36%
Ratio of dividends to net income	N/A	N/A	0.00%
Average shareholder’s equity to average assets	8.38%	9.86%	11.72%
Net income (loss) per share continuing	$(.23)	$.19	$.11
Net income (loss) per share - discontinued	$(.95)	$(.24)	$.08
Net income (loss) per share	$(1.17)	$(.05)	$.19

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

Millennium Bankshares Corporation is a bank holding company headquartered in Reston, Virginia.  We were incorporated in 1998 and began operations in April 1999.  We provide services through our principal operating subsidiary, Millennium Bank.  We presently operate four banking offices, all in Virginia; one office each in Reston, Sterling, Herndon, and Warrenton.  In March 2008 we completed the sale of two additional branches located in the Richmond, Virginia area as part of a strategic plan to focus on our core northern Virginia market We are a community bank providing a broad range of commercial and retail banking services designed to meet the needs of businesses and consumers in the communities we serve.  We emphasize local decision-making within our organization and provide personal service to our customers.  By combining the technological support, products and services that our customers demand with direct access to senior management and responsive customer service, we work to foster a business and consumer banking environment that allows us to effectively compete in our particular market with other financial institutions of all sizes.

Our operating revenues are derived primarily from interest earned on loans and investment securities portfolio net of interest paid on deposit products and borrowings.  Millennium also receives revenue from sales of Small Business Administration loans and fee income from loans, deposits and other banking products.

As of December 31, 2006, we determined that it was in our best interest to wind down our mortgage operating subsidiaries.  It was our desire to focus exclusively on core banking activities to eliminate, going forward, the risks normally associated with mortgage banking activities.  The wind down decision was also precipitated by credit quality issues that surfaced in the held for sale loan portfolio during the fourth quarter.    Accordingly, the results of our mortgage operations are presented as one of the components of discontinued operations on the income statement following the results from continuing operations

Beginning in the later half of 2007, the Bank embarked on a balance sheet repositioning strategy consisting of three main components; (i) the sale of its two Richmond branches to refocus its franchise on the core Northern Virginia market exclusively (completed in March 2008 at which time a pre-tax gain of $8.5 million was recorded), (ii) the sale of $100 to $110 million in investment securities to partially fund the sale of the two branches and provide a source of immediate on-balance sheet liquidity and (iii) evaluate options in connection with the portfolio of Held for Sale/Repurchased loans.  To avoid further exposure to losses due to market conditions and extended delays in resolution, the Bank, on February 7, 2008, entered into an agreement to sell its entire portfolio of held for sale and repurchased mortgage loans (the “Portfolio”) to Beltway Capital, Hunt Valley, Maryland.    The transaction closed on February 8, 2008. Prior to the sale, the loan balance of the Portfolio aggregated $31.3 million, against which the Bank had a valuation allowance of $6.9 million at December 31, 2007.  The portfolio consisted of $5.7 million of current performing loans, $11.9 million of delinquent loans, $13.0 million of loans in various stages of foreclosure, and $0.7 million in properties held in other real estate owned. The wholesale bulk sale price paid by Beltway was 43.55%, or $13.6 million plus accrued interest.  As a result, the Bank established an additional valuation allowance as of December 31, 2007, resulting in a charge to earnings of $10.8 million, or $7.1 million net of taxes.

The following presents management’s discussion and analysis of our consolidated financial condition at December 31, 2007 and 2006 and the results of our operations for the years ended December 31, 2007 and 2006.  The discussion should be read in conjunction with the accompanying consolidated financial statements presented elsewhere in this Form 10-K.

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

Financial Summary

For the year ended December 31, 2007, we recorded a loss from continuing operations of $2.0 million, or $(0.23) per diluted share, versus earnings from continuing operations of $1.7 million, or $0.18 per diluted share, for 2006.  Including losses from discontinued operations, which reflects the impact on earnings from the sale in February 2008 of the Company’s portfolio of held for sale and repurchased mortgage loans, and earnings attributable to the Richmond area branches, we recorded a net loss of $10.5 million, or $(1.17) per diluted share versus a net loss of $481,000, or $(0.05) per diluted share, for 2006.  The increase in the loss for 2007 is attributable to the valuation allowance established in the fourth quarter with respect to mortgage loans that were originated in 2006 and additional mortgage loans repurchased in 2007 due to early payment defaults. The sale of the portfolio of held-for-sale/repurchased mortgage loans was consummated in February 2008.  We ended our indirect origination of mortgage loans on December 31, 2006, and made our last repurchase of mortgage loans in July 2007. We also recorded an other than temporary impairment charge of $1.2 million, included in continuing operations, related to investment securities expected to be sold in the first quarter of 2008 in conjunction with the sale of the Richmond branches.

Further information regarding discontinued operations can be found under the subheading “Discontinued Operations” within this Item.

Total assets declined to $518.3 million at December 31, 2007, compared to $591.5 million at December 31, 2006, representing a decrease of $73.2 million or 12.4%.  Loans from continuing operations, net of allowance for loan losses at December 31, 2007 were $243.4 million, a decrease of  $6.5 million from the December 31, 2006 balance of $249.9 million.  The investment portfolio increased by $773,000 at December 31, 2007 as compared to the prior year ended December 31, 2006.  Total deposits from continuing operations were $293.4 million at December 31, 2007, a $77.6 million decrease over the prior year-end balance of $371.1million, with the bulk of the decrease in total deposits reflected in time deposits.

Shareholders’ equity was $38.5 million at December 31, 2007 compared with $47.6 million at December 31, 2006.  Book value per share was $4.31 at December 31, 2007 and $5.33 at December 31, 2006.

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

Net interest income on a fully taxable-equivalent basis attributable to continuing operations was $10.0 million in 2007 and  $10.6 million in 2006.  Net interest income from discontinued operations was $595,000 in 2007 and $2.8 million in 2006.

As reflected in the following table, net interest income on a fully taxable-equivalent basis was $10.6 million for the year ended December 31, 2007 compared to $13.4 million for the same period in 2006.  Interest income for the year ended December 31, 2007 was $34.4 million, up from $32.4 million for the same period last year.   The interest income increase was attributable to a 12.8% increase in average earning assets partially offset by a  40 basis point decrease in gross yield.   Of the $2.0 million increase in interest income, $3.6 million was attributable to volume and $(1.6) million was attributable to rate changes.   Growth in interest income would have been more pronounced except that the composition of average earning assets shifted to a higher percentage of investment securities.  Additional funds were deployed in the investment portfolio in an effort to reduce the overall interest rate exposure in a declining rate scenario.  The effort was not successful as declines in the federal funds target rate resulted in more rapid and more extensive reduction in yields in earning assets than in rates paid on interest bearing liabilities.  Loan yield decreased 65 basis points due to the combined effects of asset quality deterioration, as the dollar volume of nonaccrual loans increased dramatically, and variable rate loans indexed to the prime rate began to decrease in September 2007 in conjunction with the decision by the Federal Open Market Committee to reverse course and ease short-term interest rates. Average loans increased 6.5% while average securities increased 27.5%. Interest expense increased $4.8 million as the average balance of deposits and borrowed funds increased as well as the rates paid thereon.  Most of the increased funding for earning assets was concentrated in higher-rate certificates of deposit, the rate paid on interest-bearing liabilities increased due to intense local competition and the implementation of a more aggressive deposit pricing strategy. Funding of earning assets from interest free sources also declined from 12.1% for the year ended December 31, 2006 to 9.0% for the same period this year.   To date, Millennium has not been successful in generating higher volumes of lower cost demand and transaction accounts but expects some limited improvement to occur due to its new lending paradigm which focuses on commercial and industrial loans to small businesses which normally bring with it deposit relationships as opposed to large commercial real estate secured loans which are “transaction oriented” and do not generally bring in a high dollar volume of core deposits.     The net interest margin decreased by 84 basis points to 2.01% for the year ended December 31, 2007 as compared to 2.85% for the same period in 2006.

With the expectation of further easing of short-term rates by the FOMC in 2008, the negative effects of the housing bubble on credit markets and regulatory factors associated with the formal agreement referenced earlier, management does not expect that the net interest margin will improve significantly in 2008.

The following tables set forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, shareholders’’ equity and the related income, expense and corresponding weighted average yields and costs.  Assets and liabilities reflected in this table include assets and liabilities from discontinued operations.  Loans placed on non-accrual status are included in the average balances. Net loan fees included in interest income on loans totaled $65,000, $110,000, and $(47,000) for 2007, 2006 and 2005, respectively.

	December 31, 2007			December 31, 2006			December 31, 2005
(Dollars in thousands)	Average Balances	Earnings/ Expense	Yield/ Rate	Average Balances	Earnings/ Expense	Yield/ Rate	Average Balances	Earnings/ Expense	Yield/ Rate
Assets:
Interest Earning Assets
Loans, net of unearned discounts (1)	$325,782	$23,496	7.21%	$306,019	$24,041	7.86%	$281,248	$19,320	6.87%
Securities (2)	194,510	10,463	5.38%	152,571	7,780	5.10%	114,244	4,820	4.22%
Federal funds sold	9,406	471	5.01%	10,838	565	5.21%	1,718	37	2.15%
Total interest earning assets	529,698	34,430	6.50%	469,428	32,386	6.90%	397,210	$24,177	6.09%

Other assets	26,191			24,714			18,146
Total assets	$555,889			$494,142			$415,356

Liabilities
Interest-bearing deposits	$386,137	$18,582	4.81%	$342,867	$15,250	4.45%	$274,200	$8,562	3.12%
Borrowed funds	95,925	5,218	5.44%	69,979	3,775	5.39%	65,714	2,737	4.17%
Total interest-bearing liabilities	482,062	23,800	4.94%	412,846	19,025	4.61%	339,914	11,299	3.32%

Liabilities:
Demand deposits	23,707			29,902			24,589
Other liabilities	3,542			2,640			2,156
Total liabilities	509,311			445,388			366,659
Shareholders’ equity	46,578			48,754			48,697
Total liabilities and shareholders’ equity	$555,889			$494,142			$415,356
Net interest income		$10,630			$13,361			$12,878
Interest spread (3)			1.56%			2.29%			2.77%
Net interest yield on earning assets (4)			2.01%			2.85%			3.24%

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

	December 31, 2007 vs. 2006			December 31, 2006 vs. 2005
	Due to	Change in		Due to	Change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Earned On:
Loans	$1,425	$(1,970)	$(545)	$1,946	$2,775	$4,721
Securities	2,255	428	2,683	1,954	1,006	2,960
Federal Funds Sold	(72)	(22)	(94)	475	53	528
Total interest earned on interest-bearing assets	3,608	(1,564)	2,044	4,375	3,834	8,209

Interest Paid On:
Interest-bearing deposits	2,082	1,250	3,332	3,054	3,634	6,688
Borrowed funds	1,411	32	1,443	230	808	1,038
Total interest paid on interest-bearing liabilities	3,493	1,282	4,775	3,284	4,442	7,726

Net interest income	$115	$(2,846)	$(2,731)	$1,091	$(608)	$483

Investments

At December 31, 2007, Millennium had $180.0 million in total debt securities and restricted stock securities, an increase of 1.6% from $177.2 million at December 31, 2006.  The portfolio allocation at December 31, 2007 reflected a continued migration from the agency sector to the municipal sector.

The following tables show the amortized cost and fair  value of investment securities at the dates indicated.

	December 31, 2007		December 31, 2006		December 31, 2005
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Available for sale
U. S. Government and Agency securities	$61,722	$61,905	$72,160	$70,597	$60,287	$58,315
Mortgage-backed securities	48,508	48,535	50,716	50,014	33,702	32,886
States and political subdivisions	54,777	54,445	43,695	43,364	25,409	25,026
Other	8,749	8,591	8,802	8,728	7,584	7,587
Total debt securities	173,756	173,476	175,373	172,703	126,982	123,814
Equity securities	6,541	6,541	4,449	4,449	4,551	4,551
Total	$180,297	$180,017	$179,822	$177,152	$131,533	$128,365

At December 31, 2007, management identified a pool of approximately $100 million of investment securities that it intended to sell during the 1st quarter of 2008 to partially fund the sale of the Richmond branches and to deleverage the balance sheet in conjunction with the balance sheet repositioning strategy referenced in Part I, Item 1.   Included in the securities identified for sale were $78.5 million of securities for which the fair value was less than book value.   Since we no longer had the intent and ability to hold these bonds to recovery, the unrealized loss could no longer be deemed temporary therefore at December 31, 2007, the Bank recorded a $1.2 million (pre-tax) impairment charge on these securities.   As a result of the price improvements realized due to

changes in the yield curve since December 31, 2007, we recognized a gain on the sale of these securities of $729,000 (pre-tax) during the first quarter 2008.

The following table sets forth the dollar amount of the other than temporary impairment charge recorded in 2007 by investment sector.

(Dollars in thousands)	Amortized Cost Prior to Impairment Charge	Impairment Charge	Amortized Cost and Fair Value After Impairment Charge
U. S. Government and Agency securities	$33,699	$269	$33,430
Mortgage-backed securities	10,697	169	10,528
States and political subdivisions	34,124	759	33,365
Total Debt Securities	$78,520	$1,197	$77,323

The following table sets forth the maturity distribution and weighted average tax-equivalent yields, based on contractual maturity, of all debt securities in the securities available for sale portfolio based on amortized cost as of December 31, 2007.   Actual maturities for mortgage-backed securities will vary based on the level of prepayments in the underlying mortgage pools.

(Dollars in thousands)	Within 1 Year	After 1 But Within 5 Years	After 5 But Within 10 years	After 10 years	Total
U. S. Government and Agency securities	$4,985	$27,729	$29,008	$—	$61,722
Mortgage-backed securities	332	3,188	5,095	39,893	48,508
States and political subdivisions	—	—	7,573	47,204	54,777
Other	—	—	—	8,749	8,749
Total Debt Securities	$5,317	$30,917	$41,676	$95,846	$173,756

U. S. Government and Agency securities	4.00%	4.42%	5.01%	—%	4.66%
Mortgage-backed securities	3.04%	3.31%	4.49%	5.48%	5.22%
States and political subdivisions	—%	—%	5.61%	5.97%	5.92%
Other	—%	—%	—%	6.57%	6.57%
Total tax-equivalent yield	3.94%	4.31%	5.06%	5.82%	5.31%

There are no securities with a single issuer for which the amortized cost (book value) in the aggregate exceeds 10% of shareholders’ equity.

Loans

Net loans from continuing operations consist of total loans, deferred loan (fees) costs and the allowance for loan losses.  Net loans were $243.4 million at December 31, 2007, a decrease of 2.6% from December 31, 2006.

The following table sets forth the composition of Millennium’s loan portfolio at the dates indicated.

	December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Mortgage loans	$69,175	$73,661	$54,367	$61,774	$67,736
Commercial real estate	90,024	101,251	98,892	106,689	70,619
Construction and land loans	57,098	48,991	30,020	22,448	13,658

Total real estate loans	216,297	223,903	183,279	190,911	152,013
Commercial business loans	18,792	17,123	11,038	11,217	12,957
Consumer loans	12,225	12,514	1,854	1,832	2,663
Overdrafts	25	22	19	9	13

Total loans receivable	247,339	253,562	196,190	203,969	167,646
Less:
Deferred costs (fees)	(110)	(221)	(291)	(147)	(39)
Allowance for loan losses	(3,853)	(3,441)	(3,215)	(2,925)	(3,057)
Total loans receivable, net	$243,376	$249,900	$192,684	$200,897	$164,550

At December 31, 2007, there was no significant change in loan composition compared with loan composition at December 31, 2006.   The loan portfolio remains heavily weighted in loans secured by real estate.

The following table shows the contractual maturity of selected categories of loans at December 31, 2007.  The table reflects the entire unpaid principal balance in the maturity period that includes the final loan payment date, and accordingly, does not give effect to periodic principal repayments or possible prepayments.

	December 31, 2007
	Commercial,
	Financial and	Real Estate/
(Dollars in thousands)	Agricultural	Construction

Variable Rate:
Within 1 year	$11,820	$25,400
1 to 5 years	1,739	10,594
After 5 years	3,565	14,993
Total	$17,124	$50,987
Fixed Rate:
1 to 5 years	$1,526	$755
After 5 years	142	5,356
Total	$1,668	$6,111

Total Maturities	$18,792	$57,098

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

Assets that do not currently expose Millennium to sufficient risk to warrant classification in one of the aforementioned categories, but possess potential weaknesses, are required to be designated special mention by management.  These loans are monitored closely so that we can mitigate our exposure to further deterioration in the asset.  Millennium charges off any loans that are classified as loss.

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

Non-Performing Assets

Millennium had $23.1 million of non-accrual loans at December 31, 2007, compared to $3.0 million at December 31, 2006. The following table details information concerning non-accrual, past due and restructured loans at the dates indicated:

	December 31,
	2007
(Dollars in thousands)	Portfolio	Held for Sale	2006	2005	2004	2003
Non-accrual loans	$13,711	$9,370	$3,043	$598	$822	$146
Foreclosed properties	1,811	763	74	—	—	—
Restructured loans	—	—	—	—	—	—
Total non-performing assets	$15,522	$10,113	$3,117	$598	$822	$146

Loans past due 90 days or more and still accruing interest	$874	$—	$379	$166	$339	$162

The non-acccrual loans listed as held for sale in the above table are a component of assets from discontinued operations and are reported net of valuation reserves.

Information regarding impaired loans is as follows:

	December 31,
	2007	2006	2005
Loans with no allocated allowance for loan losses	$—	$—	$—
Loans with allocated allowance for loan losses	13,711	3,043	598
Total	$13,711	$3,043	$598

Amount of the allowance for loan losses allocated	$288	$555	$289
Average investment in impaired loans	$21,070	$1,651	$120
Interest income recognized during impairment	$—	$—	$—
Interest income recognized on a cash basis on impaired loans	$—	$—	$—

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

An analysis of the allowance for loan losses, including charge-off activity, is presented below for the periods indicated.  Net charge-offs of $1.6 million were experienced in 2007 versus net recoveries of  $73,000 in 2006.  Due to the higher level of charge-offs in 2007, general deterioration in overall loan quality and adjustments to qualitative factors in the allowance methodology due to a general downturn in the economy, the provision for loan loss expense was $1.9 million higher in 2007 than in 2006.

	Year Ended December 31
(In thousands)	2007	2006	2005	2004	2003

Balance, beginning of period	$3,441	$3,215	$2,925	$3,057	$3,499
Less Charge-offs:
Commercial	1,092	—	55	—	160
Real estate-mortgage	543	—	217	520	981
Consumer installment loans	13	—	—	1	—
Plus Recoveries:
Commercial	—	—	49	—	—
Real estate-mortgage	55	73	75	117	12
Consumer installment loans	—	—	—	1	—
Net Charge-offs (recoveries)	1,593	(73)	148	403	1,129

Provision for loan losses	2,005	153	438	271	687

Balance, end of period	$3,853	$3,441	$3,215	$2,925	$3,057

Ratio of net charge-offs to average loans outstanding, including loans from discontinued operations, during the period	0.49%	(0.02)%	0.05%	0.16%	0.51%

The allowance for loan losses at December 31, 2007, was $3.9 million, compared to $3.4 million at December 31, 2006.  The provision for loan losses for 2007 was $2.0 million as compared to $153,000 for the year ended December 31, 2006.

The allowance for loan losses was 1.32% of total loans outstanding (including portfolio loans of discontinued operations) at December 31, 2007 compared to 1.15% at December 31, 2006.  Net charge-offs (recoveries) as a percentage of average

loans, including loans from discontinued operations, were 0.49% and (0.02)% for December 31, 2007 and 2006, respectively.   Management believes the allowance for loan losses is adequate to cover credit losses probable and incurred in the loan portfolio at December 31, 2007.

The allowance for loan losses includes specific allowances for certain loans and a general allowance applicable to all loan categories; however, management has allocated the allowance to provide an indication of the relative risk characteristics of the loan portfolio. The allocation is an estimate and should not be interpreted as an indication that charge-offs will occur in these amounts, or that the allocation indicates future trends. The allocation of the allowance at December 31 for the years indicated and the ratio of related outstanding loan balances to total loans are as follows:

	December 31,
	2007		2006
(Dollars in thousands)	Percent	Amount	Percent	Amount

Loans secured by real estate:
Construction/land development	22.9%	$818	16.3%	$371
1 – 4 family residential	24.5%	1,162	34.3%	1,199
Multi-family residential	3.2%	142	2.9%	66
Non-farm, non-residential	38.2%	1,268	37.0%	1,143
Loans to farmers	0%	—	0%	—
Commercial and industrial	6.7%	314	5.5%	472
Loans to individuals	4.5%	149	4.0%	190

Total	100.0%	$3,853	100.0%	$3,441

	December 31
	2005		2004		2003
(Dollars in thousands)	Percent	Amount	Percent	Amount	Percent	Amount

Loans secured by real estate:
Construction/land development	15.9%	$243	12.8%	$—	8.0%	$143
1 – 4 family residential	28.3%	810	36.2%	488	38.5%	1,595
Multi-family residential	3.9%	12	1.2%	268	0.6%	9
Non-farm, non-residential	45.5%	544	43.0%	84	43.5%	792
Loans to farmers	0.5%	—	0.0%	—	0.0%	—
Commercial and industrial	4.8%	1,554	5.3%	1,900	7.1%	477
Loans to individuals	1.1%	52	1.5%	185	2.3%	41

Total	100.0%	$3,215	100.0%	$2,925	100.0%	$3,057

Noninterest Income

Millennium’s noninterest income from continuing operations consists primarily of loan fees, net gains on sale of loans and fees, service charges on deposit accounts and, income from bank owned life insurance.  The following table presents information on the sources and amounts of noninterest income.

	December 31,
Noninterest Income	2007	2006
(Dollars in thousands)
Service charges	$298	$238
Gain on sale of loans and loan fees, net	334	501
Gain (loss) on sale of securities, net (1)	(1,202)	56
Income from bank owned life insurance	504	450
Other income	190	129
Total	$124	$1,374

  (1) Includes impairment charge of $(1,197)

  The loss on sale of securities recognized in 2007 was incurred in conjunction with the sale of the branches.

Noninterest Expense

	December 31,
Noninterest Expense	2007	2006
(Dollars in thousands)
Salary and benefits	$5,294	$4,800
Occupancy	873	911
Furniture, equipment & computers	899	873
Marketing fees	221	201
Professional fees	1,095	634
Merger related expense	—	5
Administrative expense	2,644	2,030
Total	$11,026	$9,454

Salaries and benefits expense, the largest component of noninterest expense from continuing operations, rose in 2007 compared with 2006 due primarily to a decrease in deferred salary expense because of a corresponding decrease in loan originations.  Professional fees increased in 2007 from 2006 primarily because of legal fees associated with credit related collection efforts on issues related to the banks portfolio loans, and administrative expense increased from 2006 to 2007 primarily due to higher franchise taxes and FDIC insurance premiums.

Income Taxes

Millennium recorded an income tax benefit from continuing operations in the amount of $2.1 million for the year ended December 31, 2007 compared with income tax expense of  $55,000 for 2006. Income tax expense (benefit) varies from one year to the next with changes in the level of income before taxes, changes in the amount of tax-exempt income, and the relationship of these changes to each other.  In 2006 and continuing in 2007, Millennium increased its investments in municipal securities and bank owned life insurance, the income from which is not taxable, thereby reducing its effective tax rate.

In addition to federal income taxes, the bank pays a Virginia State franchise tax.  The franchise tax was $460,000 and, $245,000 for the years ending December 31, 2007 and 2006, respectively.  Franchise tax increased in 2007 due to additional capital that was down streamed to the Bank from the Parent in 2006.

Discontinued Operations

As of December 31, 2006, the Corporation determined that it was in its best interest to wind down its mortgage operating subsidiaries.  It was the Corporation’s desire to focus exclusively on core banking activities going forward to eliminate, going forward, the risks normally associated with mortgage banking activities.  The wind down decision was further precipitated by credit quality issues that surfaced in the held for sale loan portfolio during the fourth quarter 2006.

Results in 2007 were negatively impacted by losses from discontinued operations, as additional valuation reserves were required as a result of additional loan repurchases due to early payment default coupled with rapid deterioration in liquidation values due to increasing turmoil in the housing and credit markets.   To avoid further exposure to losses due to market conditions and extended delays in resolution, the Bank, on February 7, 2008, entered into an agreement to sell its entire portfolio of held for sale and repurchased mortgage loans (the “Portfolio”) to Beltway Capital, Hunt Valley, Maryland. The transaction closed on February 8, 2008. Prior to the sale, the loan balance of the Portfolio aggregated $31.3 million, against which the Bank had a valuation allowance of $7.3 million at December 31, 2007.  The portfolio consisted of $5.7 million of current performing loans, $11.9 million of delinquent loans, $13.0 million of loans in various stages of foreclosure, and $0.7 million in properties held in other real estate owned. The wholesale bulk sale price paid by Beltway was 43.55%, or $13.6 million plus accrued interest.  As a result, the Bank established an additional valuation allowance as of December 31, 2007, resulting in a charge to earnings of $10.8 million, or $7.1 million net of taxes.  This valuation allowance is in addition to and separate from the allowance for loan losses.  The valuation allowance was originally established by a charge to earnings in December 2006 and was further increased by additional charges to earnings during the 3rd and 4th quarter of 2007.  Accordingly, the results of our mortgage operations are presented as a component of discontinued operations following the results from continuing operations.

On December 3, 2007, the Corporation announced that the Bank had entered into a purchase and assumption agreement (the “Agreement”) to sell its two branches in the Richmond, Virginia market to EVB, a wholly owned subsidiary of Eastern Virginia Bankshares (Nasdaq: EVBS).  Accordingly, the results of the two Richmond branches is included as a component of discontinued operations.

The components of discontinued operations are reflected in the table that follows.

STATEMENT OF INCOME FOR DISCONTINUED OPERATIONS

	2007	2006
Interest Income	6,056	$8,373
Interest Expense	5,461	5,581
Net Interest Income	595	2,792

Provision for Loan Losses	—	172

Net Interest Income after Provision for Loan Losses	595	2,620

Noninterest Income
Gain (loss) on sale of loans and loan fees, net	(12,441)	(1,728)
Other income	113	80
Total Noninterest Income	(12,328)	(1,648)

Noninterest Expense
Officers’ and employees’ compensation and benefits	562	742
Occupancy and equipment expense	282	228
Marketing, promotion and advertising expense	6	5
Other operating expense	215	3,271
Total Noninterest Expense	1,065	4,246

Income (loss) from Discontinued Operations before Income Taxes	(12,798)	(3,274)

Income Tax Expense (benefit)	(4,351)	(1,113)

Income (loss) from Discontinued Operations	$(8,447)	$(2,161)

At December 31, 2007 there were $12.7 million in loans held for sale attributable to discontinued mortgage operations.     Included in the carrying amount for loans held for sale was a $17.2 million lower of cost or market adjustment. The expense associated with this adjustment is reflected as a contra revenue item in gain on sale of loans, net.   The amount reflected in other loan expense for 2006 in the following table is a charge to establish a $2.9 million reserve for potential off-balance sheet exposure associated with loans already sold to investors.    Investor agreements provide that the seller must buyback the loan under certain conditions, such as early payment default, and management determined at December 31, 2006 that it was more likely than not that buyback conditions occurred in some of the production sold to investors, particularly for identified loans that were originated under sub prime underwriting guidelines.

Other operating expenses consist of the following:

	2007	2006
Dues and fees	28	29

Meetings and seminar expense	9	9
Miscellaneous operating expenses	43	252
Office expenses	44	48
Other operating losses	3	9
Outside services	1	2
Professional fees	62	—
Other loan expense	25	2,922
Total Other Operating Expenses	$215	$3,271

Sources of Funds

Deposits

Deposits have been the principal source of Millennium’s funds for use in lending and for other general business purposes.  Millennium has also employed alternative methods to gather deposits to funds for use in our commercial lending and investment activities.  Alternative methods used are advances from the Federal Home Loan Bank of Atlanta for daily and longer-term borrowings and also brokered deposits.  Brokered deposits are deposits that we obtain through brokers for a fee.  Brokered deposits are available in bulk, and they do not require any investments in branch offices, branch personnel or additional spending for marketing or education of employees.  The brokered deposits that we obtain consist primarily of jumbo 30 day to 3-year certificates of deposits. Brokered deposits often earn a rate of interest that is higher than the rates we pay on other deposit products, which increases Millennium’s overall cost of funds and decreases our net interest margin.   Due to the capital provisions of the formal agreement we can no longer accept, renew or rollover brokered deposits until such time as we receive a waiver from the FDIC and/or the “troubled institution” status is lifted.

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

At December 31, 2007, deposits from continuing operations were $293.5 million, a decrease of 20.93% from $371.1 million at December 31, 2006.  Deposit levels in most deposit products declined in 2007 however the decrease in deposits was most heavily concentrated in certificates of deposit under $100,000 as we chose to deemphasize high-rate CD promotions utilized in the previous year. Raising low cost deposits continues to be a challenge in our marketplace as it is for the banking industry as a whole.  Demand deposits declined in large measure due to declines in title company balances attributable to weakness in the housing sector.  In order to reduce the overall cost of funds and reduce our reliance on high cost time deposits and short-term borrowings as a funding source, we continue to direct extensive marketing efforts towards attracting lower cost transaction accounts, however, there is no assurance that these efforts will be successful, or if successful, that they will reduce our reliance on time deposits and short-term borrowings.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by Millennium at the dates indicated.  Deposits related to discontinued operations are excluded.

	December 31,
(Dollars in thousands)	2007	2006	2005
Savings accounts	$4,861	$6,882	$17,523
Demand deposit accounts	17,117	28,366	21,910
NOW accounts	29,004	34,677	29,219
Money market accounts	29,852	40,483	46,155
CD’s less than $100K	143,148	194,762	97,634
CD’s greater than $100K	69,471	65,953	26,003
Total	$293,453	$371,123	$238,444

The following table contains information pertaining to the average amount and the average rate paid on each of the following deposit categories for the periods indicated.  This table includes averages for both continuing and discontinued operations.

	Years Ended December 31,
	2007		2006		2005
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
(Dollars in thousands)	Balance	Paid	Balance	Paid	Balance	Paid
Non-interest bearing
Demand deposits	$23,707	0.00%	$29,902	0.00%	$24,589	0.00%
Interest bearing
NOW accounts	50,100	3.65%	45,117	3.67%	39,717	2.54%
Savings/Money
Market accounts	52,272	3.59%	68,754	3.54%	105,431	2.37%
Time deposits	283,765	5.24%	228,996	4.87%	129,052	3.92%
Total deposits	$409,844	4.53%	$372,769	4.09%	$298,789	2.87%

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

The following table indicates the amount of Millennium’s certificates of deposits by time remaining until maturity at December 31, 2007:

	Maturity
	3 Months	Over 3 to	Over 6 to	Over
(Dollars in thousands)	or less	6 months	12 months	12 months	Total

Certificates of deposit less than $100,000	$27,383	$17,691	$61,219	$36,855	$143,148
Certificates of deposit of $100,000 or more	30,613	4,691	22,765	11,402	69,471
Total certificates of deposits	$57,996	$22,382	$83,984	$48,257	$212,619

Borrowings

As a member of the Federal Home Loan Bank of Atlanta, Millennium is required to own capital stock in the Federal Home Loan Bank and is authorized to apply for advances from the Federal Home Loan Bank.  Each Federal Home Loan Bank credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The Federal Home Loan Bank may prescribe the acceptable uses to which these advances may be put, as well as on the size of the advances and repayment provisions.  The advances are collateralized by Millennium’s investment in Federal Home Loan Bank stock and by Millennium’s agency and mortgage-backed investment securities.  At December 31, 2007, and December 31, 2006, $91.5 million and $47.9 million, respectively, was outstanding to the Federal Home Loan Bank.

Millennium’s borrowings also include securities sold under agreements to repurchase and federal funds purchased.  At December 31, 2007 and December 31, 2006, Millennium had $1.1 million and $0, respectively, in repurchase agreements. There were no outstanding federal funds purchased at December 31, 2007 and December 31, 2006.

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

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Maximum Balance:
FHLB advances	$116,800	$92,600	$66,100
Federal funds purchased	—	7,620	20,907
Subordinated debentures	8,000	8,000	8,000
Securities sold under agreements to repurchase	$1,592	$—	$—

	2007		2006		2005
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
FHLB advances	$87,524	5.05%	$60,563	4.82%	$49,435	3.57%
Federal funds purchased	36	6.61%	1,416	5.15%	8,279	3.86%
Subordinated debentures	8,000	9.69%	8,000	9.76%	8,000	8.18%
Securities sold under agreements to repurchase	$365	5.02%	$0	0.00%	$0	0.00%

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

Operating activities in 2007 provided $5.5 million but absorbed approximately $14.5 million in 2006.  This change resulted primarily from changes in the level of loans held for sale between the periods.  In 2007, more funds were provided from this activity due to the decision to wind down mortgage operations effective December 2006.   In 2007, $52.0 million in cash was provided by investing activities while in 2006 investing activities utilized approximately $149.0 million. In 2007, loan originations slowed, barely keeping pace with payments received and the net effect of investment securities activity was insignificant.   Federal funds sold were

used to offset planned deposit runoff.  In 2006 the change resulted primarily from approximate increases of $49.4 million in federal funds sold, $47.0 in the net increase in loans, and $59.3 in the net increase of investment securities.  For the years ended December 31, 2007 and 2006, financing activities utilized $61.6 million and provided $166.2 million, respectively.  In 2007, the change was primarily the result of deposit outflows partially offset by increases in wholesale borrowing. In 2006, this change was primarily a result of an increase of approximately $183.7 million in deposits. This increase was partially offset by an approximate $17.1 million decrease in FHLB borrowings.

Millennium uses its sources of funds primarily to meet operating needs, to pay deposit withdrawals and fund loan commitments.  At December 31, 2007 and December 31, 2006 total approved loan commitments were $51.3 million and $65.0 million, respectively.  Certificates of deposit scheduled to mature in one year or less at December 31, 2007, totaled $164.4 million.

At December 31, 2007, we had a borrowing limit of $102.9 million with the Federal Home Loan Bank with a remaining borrowing capacity of $11.4 million, two lines of credit with the Community Bankers Bank in Virginia in the amounts of $10.4 million secured and $12.0 million unsecured, a $5.0 million unsecured line with the Bankers Bank and a $7.5 million unsecured line with Compass Bank, all of which were undrawn upon.

After reviewing the financial and operating condition of the Bank, the Federal Home Loan Bank, on January 29, 2008 rescinded the Bank’s credit availability until such time as the Formal Agreement with the OCC has been terminated or significant improvement in the Bank’s financial condition has occurred.   The Federal Home Loan Bank did allow the Bank to retain credit availability of $66.4 million, which was the amount of borrowings outstanding at that date.   The Federal Home Loan Bank also required that all outstanding advances be collateralized only with cash and/or securities.   The federal funds facilities at the Bankers Bank and Compass Bank were also rescinded.  These actions, coupled with the restrictions placed upon us by the Formal Agreement, which prohibit us from renewing existing brokered deposits or accepting new brokered deposits, have placed a strain on liquidity and have increased the risk that overall liquidity will not be sufficient to satisfy its depositors’ requirements and meet our customers’ credit needs.

Management intends to fund anticipated loan closings and operating needs through cash on hand, proceeds from the sale of loans, cash generated from operations and anticipated increases in deposits.  Current and anticipated marketing programs will be primarily targeted at the attraction of lower cost transaction accounts.

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

Millennium Bankshares and Millennium Bank are subject to regulatory capital requirements of the Federal Reserve.  At December 31, 2007, Millennium exceeded all such regulatory capital requirements as shown in the following table.  As noted above, under the formal agreement, the Bank is required to achieve by March 31, 2008 and thereafter maintain, higher minimum capital levels.

	December 31, 2007
(Dollars in thousands)	Millennium Bankshares Corporation	Millennium Bank
Tier 1 Capital:
Common stock	$44,637	$14,800
Capital surplus	4,757	29,800
Trust preferred securities (1)	8,000	—
Retained earnings	(10,729)	(7,600)
Disallowed intangible assets	—	—
Total Tier 1 Capital	46,665	37,000

Tier 2 Capital:
Allowance for loan losses (2)	3,853	3,790
Off balance sheet risk exposure	136	136
Trust preferred securities	—	—
Total Tier 2 Capital	3,989	3,926
Total Risk Based Capital	$50,654	$40,926
Risk Weighted Assets

Capital Ratios:
Tier 1 Risk-based	12.65%	10.12%
Total Risk-based	13.73%	11.20%
Tier 1 Capital to average adjusted total assets	8.65%	6.91%

(1)	Limited to 25% of Tier 1 Capital. Remainder is Tier 2 capital.
(2)	Limited to 1.25% of risk weighted assets.

Off Balance Sheet Arrangements

We enter into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of our customers.  These off-balance sheet arrangements include commitments to extend credit, standby letters of credit and financial guarantees which would impact our liquidity and capital resources to the extent customer’s accept and or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. With the exception of these off-balance sheet arrangements, and the Corporation’s obligations in connection with its trust preferred securities, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors. The following table summarizes our off-balance sheet arrangements.

	Maturity by Period
December 31, 2007 (in thousands)	Less than 1 year	Greater than 1 year to 3 years	Greater than 3 years to 5 years	Greater than 5 years	Total
Standby letters of credit	$2,109	$—	$—	$—	$2,109
Commitments to extend credit	14,449	11,291	1,446	21,974	49,160
Mortgage banking commitments:
Rate lock commitments	$—	$—	$—	$—	$—

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

Aggregate Contractual Obligations

The following table summarizes our contractual obligations.

	Maturity by Period at December 31, 2007
(Dollars in thousands)	Less than 1 year	Greater than 1 year to 3 years	Greater than 3 years to 5 years	Greater than 5 years	Total
Deposits	$245,196	$44,995	$3,262	$—	$293,453
FHLB borrowings	52,690	7,000	20,800	11,000	91,490
Subordinated debentures	—	—	—	8,000	8,000
Lease commitments	564	771	497	1,170	3,002
Total	$298,450	$52,766	$24,559	$20,170	$345,945

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

Report Of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Millennium Bankshares Corporation

Reston, Virginia

We have audited the accompanying consolidated balance sheets of Millennium Bankshares Corporation  as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.   These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millennium Bankshares Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Crowe Chizek and Company LLC

Lexington, Kentucky

April 18, 2008

MILLENNIUM BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(dollars in thousands, except share data)

	2007	2006

ASSETS

Cash and due from banks	$3,894	$7,981
Federal funds sold	1,464	50,364
Securities available for sale	173,476	172,703
Restricted stock	6,541	4,449
Loans receivable (net of allowance for loan losses of $3,853 in 2007 and $3,441 in 2006)	243,376	249,900
Premises and equipment, net	1,846	1,848
Accrued interest receivable	2,745	3,000
Bank owned life insurance	13,149	12,645
Other assets	2,945	2,814
Deferred tax assets	8,706	2,164
Other real estate owned	1,811	74
Assets of discontinued operations	58,361	83,600

Total Assets	$518,314	$591,542

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits
Noninterest-bearing	$17,117	$28,366
Interest-bearing	276,336	342,757
Total Deposits	293,453	371,123

Federal funds purchased and repurchase agreements	1,134	—
Advances from Federal Home Loan Bank	91,490	47,900
Subordinated debentures	8,000	8,000
Accrued interest payable	1,070	1,226
Other accrued expenses	1,113	4,068
Liabilities of discontinued operations	83,574	111,673
Total Liabilities	479,834	543,990

Stockholders’ Equity
Common stock, $5 par value; authorized 10,000,000 shares; issued and outstanding 8,927,461 in 2007, 8,926,291 in 2006	44,637	44,631
Additional paid-in capital	4,757	4,408
Accumulated other comprehensive loss	(185)	(1,762)
Retained earnings (deficit)	(10,729)	275
Total Stockholders’ Equity	38,480	47,552

Total Liabilities and Stockholders’ Equity	$518,314	$591,542

The Notes to Consolidated Financial Statements are an integral part of these statements.

MILLENNIUM BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007 AND  2006

(Dollars in thousands, except share data)

	2007	2006
Interest Income
Loans, including fees	$19,744	$17,871
Securities	7,036	4,968
Federal funds sold	359	401
Total Interest Income	27,139	23,240

Interest Expense
Deposits	13,403	10,335
Federal funds purchased and repurchase agreements	20	59
Advances from Federal Home Loan Bank	4,142	2,269
Subordinated debentures	775	781
Total Interest Expense	18,340	13,444

Net Interest Income	8,799	9,796

Provision for Loan Losses	2,005	(19)

Net Interest Income after Provision for Loan Losses	6,794	9,815

Noninterest Income
Gain on sale of loans and loan fees, net	334	501
Service charges	298	238
Gain (loss) on sale of securities	(5)	56
Impairment charge on investment securities	(1,197)	—
Income from bank owned life insurance	504	450
Other income	190	129
Total Noninterest Income	124	1,374

Noninterest Expense
Officers’ and employees’ compensation and benefits	5,294	4,800
Occupancy and equipment expense	1,772	1,784
Marketing, promotion and advertising expense	221	201
Other operating expense	3,739	2,669
Total Noninterest Expense	11,026	9,454

Income (loss) from Continuing Operations before Income Taxes	(4,108)	1,735

Provision for Income Tax Expense (benefit)	(2,087)	55

Income (loss) from Continuing Operations	(2,021)	1,680

Loss from Discontinued Operations, net of tax	(8,447)	(2,161)

Net loss	$(10,468)	$(481)

The Notes to Consolidated Financial Statements are an integral part of these statements.

	2007	2006

Earnings (loss) per common share from continuing operations
Basic	$(0.23)	$0.19
Diluted	$(0.23)	$0.18

Earnings (loss) per common share from discontinued operations
Basic	$(0.95)	$(0.24)
Diluted	$(0.95)	$(0.24)

Earnings (loss) per common share
Basic	$(1.17)	$(0.05)
Diluted	$(1.17)	$(0.05)

Dividends per common share	$0.06	$0.08

Weighted average shares outstanding
Basic	8,926,855	8,902,634
Diluted	8,926,855	9,115,857

The Notes to Consolidated Financial Statements are an integral part of these statements.

MILLENNIUM BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2007 AND 2006

(Dollars in thousands except share data)

			Addtional
			Paid	Retained	Accumulated
	Number	Common	in	Earnings	Other Comprehensive		Comprehensive
	of Shares	Stock	Capital	(Deficit)	Income (Loss)	Totals	Income (Loss)
Balance, January 1, 2006	8,848,329	$44,241	$4,075	$1,467	$(2,090)	$47,693

Options exercised	77,962	390	110	—	—	500
Stock compensation expense			223	—	—	223
Dividends paid				(711)		(711)
Changes in net unrealized gain (loss) on securities available for sale, net of tax effect		—	—	—	328	328	$328
Net loss	—	—	—	(481)	—	(481)	(481)

Balance, December 31, 2006	8,926,291	44,631	4,408	275	(1,762)	47,552	(153)

Options exercised	1,170	6	—	—	—	6
Stock compensation expense		—	349	—	—	349
Dividends paid				(536)		(536)
Changes in net unrealized gain (loss) on securities available for sale, net of tax effect		—	—	—	1,577	1,577	1,577
Net loss	—	—	—	(10,468)		(10,468)	(10,468)

Balance, December 31, 2007	$8,927,461	$44,637	$4,757	$(10,729)	$(185)	$38,480	$(8,891)

The Notes to Consolidated Financial Statements are an integral part of these statements.

MILLENNIUM BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(dollars in thousands, except share data)

	2007	2006
Net loss	(10,468)	(481)
Non- cash items included in net loss
Depreciation and amortization	575	633
Depreciation and amortization-discontinued operations	80	80
Provision for loan losses, including discontinued operations	2,005	153
Amortization of investment security premiums and accretion of discounts, net	189	190
Realized loss (gain) on sale of investment securities available for sale	5	(56)
Impairment loss on loans held for sale	12,625	2,965
Impairment charge on investment securities	1,197	—
Loss on disposal of fixed assets	25	—
Loss on disposal of other real estate owned	50	—
Stock compensation expense	349	223
Income from bank owned life insurance	(504)	(450)
Changes in
Loans held for sale- discontinued operations	12,467	(18,649)
Accrued interest receivable	255	(1,169)
Accrued interest receivable- discontinued operations	15	12
Other assets	(10,319)	(1,628)
Other assets - discontinued operations	61	(106)
Accrued interest payable	(156)	497
Accrued interest payable- discontinued operations	(11)	6
Other accrued expenses	(2,957)	3,249
Other accrued expenses-discontinued operations	(3)	(3)
Net Cash Provided by (Used in) Operating Activities	5,480	(14,534)

Cash Flows from Investing Activities
Decrease (increase) in federal funds sold	48,900	(49,449)
Loan originations and payments, net	5,419	(54,547)
Loan originations and payments, net- discontinued operations	13	7,541
Purchase of securities available for sale	(32,730)	(59,293)
Sales of securities available for sale	22,291	3,178
Maturities and pay downs of securities available for sale	8,573	7,691
Purchase of bank owned life insurance	—	(4,000)
Payments for the purchase of premises and equipment	(624)	(117)
Disbursements for other real estate owned	(1,766)	—
Proceeds from disposal of other real estate owned	1,907	—
Proceeds from disposal of fixed assets	9	—
Net Cash Provided by (Used In) Investing Activities	51,992	(148,996)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	6	500
Cash dividends paid	(536)	(711)
Net (decrease) increase in deposits	(77,670)	140,288
Net (decrease) increase in deposits- discontinued operations	(28,083)	43,444
Net increase (decrease) in FHLB borrowings	43,590	(17,100)
Net increase (decrease) in Federal funds purchased and repurchase agreements	1,134	(215)
Net Cash (Used in) Provided by Financing Activities	(61,559)	166,206

Net Change in Cash and Due from Banks	(4,087)	2,676

Cash and Due from Banks of Continuing Operations beginning of year	7,981	5,305

Cash and Due from Banks of Continuing Operations, end of year	$3,894	$7,981

Supplemental Cash Flow Information

Interest Paid	$18,533	$10,731
Taxes Paid	—	—
Loans transferred to other real estate owned	3.589	—

Net Change in Cash from Discontinued Operations	($61)	107

The Notes to Consolidated Financial Statements are an integral part of these statements.

MILLENINUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Millennium Bankshares Corporation (the Corporation) and its subsidiaries: Millennium Bank, N.A. and Millennium Financial, Inc.  All significant intercompany accounts and transactions have been eliminated.  The Corporation was incorporated in 1998 and began operations on April 1, 1999.

Millennium Bank, N.A., (the Bank) is a federally chartered national bank and is subject to regulation by the Office of the Comptroller of the Currency (OCC).  The accounts of Millennium Bank, N.A. include its subsidiary, Millennium Capital, Inc. and include other investments whose equity is not material to Millennium Bank, N.A.  The principal activities of the Bank are to attract deposits and originate loans.  Millennium Capital, Inc., a wholly owned subsidiary of the Bank, conducted mortgage banking, as permitted by applicable regulations, for nationally chartered banks until August 31, 2005. In September 2005, three majority-owned operating subsidiaries engaged in mortgage banking began operations; Millennium Sunbelt Mortgage, LLC, Millennium Bank Mortgage, LLC and Millennium Hyland Mortgage, LLC (the “LLC’s”).   As of December 31, 2006, the Corporation determined that it was in its best interest to wind down its mortgage operating subsidiaries.  It was the Corporation’s desire to focus exclusively on core banking activities to eliminate, going forward, the risks normally associated with mortgage banking activities.  The wind down decision was also precipitated by credit quality issues that surfaced in the held for sale loan portfolio during the fourth quarter 2006.  Accordingly, the results of the Corporation’s mortgage operations are presented as a component of discontinued operations on the income statement following the results from continuing operations.

The Bank is engaged in the general business of banking, aimed at serving individuals, small and medium sized businesses and the professional communities principally located throughout the Northern Virginia and Richmond, Virginia areas.  The Bank conducts full-service banking operations from several branches in these areas and its headquarters is located in Reston, Virginia.  In November 2007 the Bank entered into an agreement for the sale of the assets and liabilities related to the two Richmond area branches, which was consummated in March 2008.  Accordingly, the results of the Corporation’s Richmond branches are presented as a component of discontinued operations on the income statement following the results from continuing operations.

The accounting and reporting policies of the Corporation are in accordance with U.S. generally accepted accounting principles and conform to general practices within the banking industry.  The more significant of these policies are discussed below.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could vary from the estimates that were used.  Material estimates that are particularly

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (dollars in thousands, except share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates (continued)

susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the fair value of financial instruments.

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

The Corporation’s primary source of income is interest income earned on loans and investment securities net of interest paid on deposit products and borrowings.

Investment Securities

Debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale.  The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Securities available-for-sale are carried at fair value with unrealized gains and losses reported in other comprehensive income, net of tax.  Realized gains (losses) on securities available-for-sale are included in other income (expense).  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.  Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method without anticipating prepayments.  Amortization of deferred loan fees is discontinued when a loan is placed on non-accrual status.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level, which, in management’s judgment, is adequate to reflect probable incurred losses in the loan portfolio.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio.  Allocations of the allowance may be

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for Loan Losses (continued)

made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

Foreclosed Assets (Other Real Estate Owned)

Assets acquired through or in instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

Federal Home Loan Bank Stock and Federal Reserve Bank Stock

The Bank, as a member of the Federal Home Loan Bank (FHLB) of Atlanta, is required to hold shares of capital stock in the FHLB consisting of two components; membership stock equal to the lesser of a specified percentage of the Bank’s total assets on December 31 of the prior year, or 0.20 percent, plus activity-based stock which is 4.50 percent times the Bank’s outstanding advances from the FHLB.  This investment is recorded at cost, carried as a restricted security, and periodically evaluated for impairment. Both cash and stock dividends are reported as income.  The amount of FHLB stock was $5,168, and $3,052 at December 31, 2007, and 2006, respectively. The Bank, as a member of the Federal Reserve Bank (FRB) is also required to hold shares of capital stock in the FRB.  This stock is recorded at cost, carried as a restricted security and periodically evaluated for impairment. The amount of FRB stock was $1,315 and $1,338 at December 31, 2007 and 2006, respectively.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization.  Leasehold improvements are amortized over the life of the lease using the straight-line method.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (dollars in thousands, except share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Premises and Equipment (continued)

Furniture and equipment are depreciated over estimated useful lives of three to seven years using the straight-line method.  Computer hardware and software are depreciated over estimated useful lives of three to five years using the straight-line method.  Automobiles are depreciated over the estimated useful live of three years using the straight-line method.  Expenditures for maintenance, repairs, and improvements that do not materially extend the useful lives of property and equipment are charged to earnings.  When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the respective accounts, and the resulting gain or loss is reflected in current earnings.

Bank Owned Life Insurance

The Corporation has purchased life insurance policies on certain officers.  The Corporation is the beneficiary and no value inures to the employee.    Upon adoption of EITF 06-5, which is discussed further below, Bank Owned Life Insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.  Prior to adoption of EITF 06-5 the Corporation recorded owned life insurance at its cash surrender value.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5,  “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance”, (Issue). This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract.  It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis.   Lastly, the Issue requires disclosure when there are contractual restrictions on the Corporation’s ability to surrender a policy.   The adoption of EITF 06-05 on January 1, 2007 had no impact on the Corporation’s financial statements.

Dividend Payment Restrictions

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation.  The total amount of dividends that may be paid in any calendar year is limited to the current years’ net profits, combined with the retained net profits of the preceding two years and loans or advances from the Bank to the Corporation are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis. At December 31, 2007, the Bank had no retained earnings available for the payment of dividends.  No funds are available for loans or advances by the Bank to the Corporation.

Income Taxes

Income tax expense is the total of current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Bank pays state franchise tax in lieu of state income taxes.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (dollars in thousands, except share data)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Corporation relate to outstanding stock options and are determined using the treasury stock method. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements

Stock Compensation Plans

Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.” The Company elected to utilize the modified prospective transition method; therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

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

Statements of Cash Flows

The Corporation considers all cash and amounts due from depository institutions, excluding Federal funds sold, to be cash equivalents for purposes of the statements of cash flows. Net cash flows are reported for loan, deposit and short term borrowing transactions.

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit, and standby letters of credit.  The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

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

Fair Value of Financial Instruments

Fair value of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Comprehensive Income

Comprehensive Income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

Recent Accounting Pronouncements

In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings.  The adoption of FIN 48 had no effect on the Corporation’s financial statements.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued Statement No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.  The Company does not expect the implementation of SFAS 157 to have a material impact on its financial statements.

In February 2007, the FASB issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Liabilities.” SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument-by-instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances.  The Corporation is evaluating the impact of this new standard, but currently believes that adoption, if and when elected, will not have a material impact on its financial statements.

2.    SUBSEQUENT EVENTS

Supervisory Action

On January 24, 2008, the Bank entered into a formal written agreement (the “Agreement”) with the Office of the Comptroller of the Currency (the “OCC”).  The Agreement requires the Bank to undertake certain actions within designated timeframes, and to operate in compliance with the provisions thereof during its term. The Agreement is based on the results of an examination of the Bank by the OCC commenced as of July 23, 2007

The provisions of the Agreement include the following: (i) By March 31, 2008, The Bank is required to achieve and thereafter maintain a total risk-based capital ratio equal to 13% of risk-weighted assets, a tier 1 capital ratio equal to 12% of risk-weighted assets, and a leverage ratio equal to 10% of adjusted total assets; (ii) Within 60 days, the Board of Directors of the Bank (the “Board”) is required to adopt and implement a three year capital program, which must be submitted to the OCC for review and prior determination of no supervisory objection; (iii) Within 120 days, the Board is required to adopt and implement a three-year strategic plan which must be submitted to the OCC for review and prior determination of no supervisory objection; (iv) Within 60 days, the Board is required to submit for supervisory review a capable Senior Lending Officer; (v) Within 90 days, the Board is required to adopt and implement a written program to improve the Bank’s loan portfolio management; (vi) Within 120 days, the Board  is required to adopt and implement systems which provide for effective monitoring of problem loans, credit administration, compliance with law, and concentrations of credit; (vii) Within 90 days, the Board is required to adopt and implement a written program to eliminate the basis for criticism of assets identified as problem assets; (viii) Within 90 days, the Board is required to adopt and implement a written risk management program; (ix) Within 60 days, the Board is required to review and revise the Bank’s written loan policy; (x) Within 30 days of implementation of the new credit diagnostic system, and no later than May 31, 2008, the Board is required to adopt and implement a written asset diversification program; (xi) Within 60 days, the

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

2.    SUBSEQUENT EVENTS (continued)

Supervisory Action (continued)

Board is required to review the adequacy of the Bank’s Allowance for Loan and Lease Losses and establish a program for the maintenance of an adequate Allowance; (xii) Within 60 days, the Board is required to establish an effective, independent and ongoing loan review system to review, at least quarterly, the Bank’s loan and lease portfolios to assure the timely identification and categorization of problem credits and portfolio trends; (xiii) Within 90 days, the Board is required to adopt and implement a written liquidity, asset and liability management policy; (xiv) Within 60 days, the Board is required to submit for supervisory review a capable, full-time Bank Secrecy Act Officer; and (xv) Within 90 days, the Board is required to ensure that the Bank completes the BSA Risk Assessment, and thereafter, the Board shall review and approve the BSA Risk Assessment annually. Compliance with the Agreement is to be monitored by a committee (the “Committee”) of at least five directors, none of whom is an employee of the Bank or a family member of an employee.  The Committee is required to submit written progress reports on a monthly basis and the Agreement requires the Bank to make periodic reports and filings with the OCC.

Failure to comply with the provisions of the Agreement could subject the Bank and its directors to additional enforcement actions.  While the Corporation intends to take such actions as may be necessary to enable the Bank to comply with the requirements of the Agreement, there can be no assurance that the Bank will be able to comply fully with the provisions of the Agreement, or to do so within the timeframes required, that compliance with the Agreement will not be more time consuming or more expensive than anticipated, or that compliance with the Agreement will enable the Corporation and Bank to resume profitable operations, or that efforts to comply with the Agreement, or to refocus the Bank as a traditional community bank, will not have adverse effects on the operations and financial condition of the Company.

In July 2007, Richard Linhart joined the Bank as President and CEO.  With the support of the Bank’s Board of Directors and under Mr. Linhart’s leadership, the Bank began initiating a series of corrective actions commencing in July 2007 in response to anticipated final findings of the OCC’s examiners.  Among the actions taken are the following:

•                  The Bank entered into an agreement on November 30, 2007 to sell its two Richmond branches for a 9.25% premium on the outstanding deposits on the effective date of the transaction, plus the net book value of the loans and certain other assets. This transaction was consummated in March 2008 at which time a pre-tax gain of $8.5 million was recorded.

•                  The Bank began evaluating options in connection with the Held For Sale/Repurchased Loan portfolio culminating in a bulk sale executed in February 2008.

•                  The Bank is implementing a new system (Credit Quest), which is expected to strengthen the credit underwriting, and administration function.

•                  The Bank has approved a new commercial loan policy.

•                  The Bank has retained a new external loan review firm.

•                  The Bank has hired a new Chief Lending Officer and has hired other loan officers with substantial Northern Virginia experience and contacts.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

2.    SUBSEQUENT EVENTS (continued)

Supervisory Action (continued)

•                  Changes in organizational responsibilities including separating the Chief Lending Officer position from the Chief Credit Officer position.

These steps are designed to improve risk management, enhance internal controls over credit administration, focus on the Northern Virginia market, and return the Bank to core community banking.  The sale of the Richmond branches and the concomitant sale of securities will shrink the Bank’s balance sheet, enhance capital ratios, and improve the Bank’s liquidity position.

Richmond Branches

On March 14, 2008, the Corporation announced that it had completed the sale of its two branches in the Richmond, Virginia market to EVB, a wholly owned subsidiary of Eastern Virginia Bankshares (Nasdaq: EVBS).  EVB assumed the deposits, fixed assets, and certain of the outstanding loans of the Colonial Heights and Broad Street branches and paid the Bank a premium on the outstanding deposits on the effective date of the transaction.    The sale was part of a series of strategic transactions designed to reposition the Bank as a smaller community bank concentrating exclusively in the Northern Virginia market.  As of December 31, 2006, the Corporation determined that it was in its best interest to wind down its mortgage operating subsidiaries.  It was the Corporation’s desire to focus exclusively on core banking activities going forward to eliminate, going forward, the risks normally associated with mortgage banking activities.  The wind down decision was further precipitated by credit quality issues that surfaced in the held for sale loan portfolio during the fourth quarter 2006.

Bulk Sale

Results in 2007 were negatively impacted by losses from discontinued operations, as additional valuation reserves were required as a result of additional loan repurchases due to early payment default coupled with rapid deterioration in liquidation values due to increasing turmoil in the housing and credit markets.   To avoid further exposure to losses due to market conditions and extended delays in resolution, the Bank, on February 7, 2008, entered into an agreement to sell its entire portfolio of held for sale and repurchased mortgage loans (the “Portfolio”) to Beltway Capital, Hunt Valley, Maryland. The transaction closed on February 8, 2008. Prior to the sale, the loan balance of the Portfolio aggregated $31.3 million, against which the Bank had total reserves of $6.9 million at December 31, 2007.  The portfolio consisted of $5.7 million of current performing loans, $11.9 million of delinquent loans, $13.0 million of loans in various stages of foreclosure, and $0.7 million in properties held in other real estate owned. The wholesale bulk sale price paid by Beltway was 43.55% of the outstanding loan balance, or $13.6 million plus accrued interest.  As a result, the Bank established an additional valuation allowance as of December 31, 2007, resulting in a charge to earnings of $10.8 million, or $7.1 million net of taxes.  This valuation allowance is in addition to and separate from the allowance for loan losses.  The valuation allowance was originally established by a charge to earnings in December 2006 and was further increased by additional charges to earnings during the 3rd and 4th quarter of 2007.

3.    DISCONTINUED OPERATIONS

On December 3, 2007, the Corporation announced that the Bank had entered into a purchase and assumption agreement (the “Agreement”) to sell its two branches in the Richmond, Virginia market to EVB, a wholly owned subsidiary of Eastern Virginia Bankshares (Nasdaq: EVBS).  Accordingly, the results of the two Richmond branches are included as a component of discontinued operations

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

3.    DISCONTINUED OPERATIONS (continued)

As of December 31, 2006, we determined that it was in our best interest to wind down our mortgage operating subsidiaries. It was our desire to focus exclusively on core banking activities to eliminate, going forward, the risks normally associated with mortgage banking activities. The wind down decision was also precipitated by credit quality issues that surfaced in the held for sale loan portfolio during the fourth quarter 2006. Accordingly, the results of our mortgage operations are included as one of the components of discontinued operations.

The results of the Corporation’s mortgage operations and the Richmond branches are presented in a separate category on the income statement following the results from continuing operations.

STATEMENT OF INCOME FOR DISCONTINUED OPERATIONS

	2007	2006

Interest Income	$6,056	$8,373
Interest Expense	5,461	5,581
Net Interest Income	595	2,792
Provision for Loan Losses	—	172
Net Interest Income after Provision for Loan Losses	595	2,620

Noninterest Income
Gain (loss) on sale of loans and loan fees, net	(12,441)	(1,811)
Other income	113	163
Total Noninterest Income	(12,328)	(1,648)

Noninterest Expense
Officers’ and employees’ compensation and benefits	562	742
Occupancy and equipment expense	282	228
Marketing, promotion and advertising expense	6	5
Other operating expense	215	3,271
Total Noninterest Expense	1,065	4,246
Loss from Discontinued Operations before Income Taxes	(12,798)	(3,274)

Tax Benefit	(4,351)	(1,113)

Loss from Discontinued Operations	$(8,447)	$(2,161)

For the year ended December 31, 2007 and 2006, the loss from discontinued mortgage operations totaled $(9,118) and $(2,994). For the year ended December 31, 2007 and 2006, the income from discontinued operations related to the Richmond branches totaled $671 and $833.

At December 31, 2007 there were $12.7 million in loans held for sale attributable to discontinued operations. Included in the carrying amount for loans held for sale is a $17.2 million lower of cost or market adjustment. The expense associated with this adjustment is reflected as a contra revenue item in gain on sale of loans, net.   Other operating expense for 2006 includes a $2.9 million charge to establish a reserve for potential off-balance sheet exposure associated with loans already sold to investors.  Investor agreements provide that the seller must buyback the loan under certain conditions, such as early payment default, and management determined at December 31, 2006 that it was more likely than not that buyback conditions occurred in some of the production sold to investors, particularly for identified loans that were originated under sub prime underwriting guidelines.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (dollars in thousands, except share data)

3.    DISCONTINUED OPERATIONS (continued)

The tables below set forth the assets and liabilities of discontinued operations.

	December 31,
(Dollars in thousands)	2007	2006
Cash	$245	$307
Loans	45,144	45,157
Loans held for sale	12,636	37,728
Fixed assets	125	182
Other assets	211	226
Assets of discontinued operations	$58,361	$83,600

	December 31,
(Dollars in thousands)	2007	2006
Deposits	$83,523	$111,606
Other liabilities	51	67
Liabilities of discontinued operations	$83,574	$111,673

At December 31, 2007 and 2006, total assets related to the discontinued mortgage operations were $12.6 million and $37.7 million. At December 31, 2007 and 2006, total liabilities related to the discontinued mortgage operations were $0 and $0.

At December 31, 2007 and 2006, total assets related to the discontinued Richmond branches were $45.7 million and $45.9 million. At December 31, 2007 and 2006, total liabilities related to the discontinued Richmond branches were $83.6 million and $111.7 million.

Other operating expenses consist of the following:

	2007	2006
Dues and fees	$28	$29
Meetings and seminar expense	9	9
Miscellaneous operating expenses	43	252
Office expenses	44	48
Other operating losses	3	9
Outside services	1	2
Professional fees	62	—
Other loan expense	25	2,922
Total Other Operating Expenses	$215	$3,271

4.     RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain a certain amount of cash on hand or with the Federal Reserve Bank.  At December 31, 2007 and 2006 the required reserve balances amounted to $654 and $3,175, respectively.

On January 28, 2008 the Bank was notified by the Federal Reserve that it had been placed on the real-time monitor and was no longer eligible for its Exempt Cap, meaning that daylight overdrafts were no longer permitted.   Concurrent with this notification, the Bank was required to pledge collateral in the amount of $1.7 million.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (dollars in thousands, except share data)

5.     SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale as shown in the balance sheets of the Corporation are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2007
U.S. Government and Agency securities	$61,722	$189	$(6)	$61,905
Mortgage-backed securities	48,508	194	(167)	48,535
States and political subdivisions	54,777	34	(366)	54,445
Other debt securities	8,749	15	(173)	8,591
Total Debt Securities	$173,756	$432	$(712)	$173,476

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2006
U.S. Government and Agency securities	$72,160	$20	$(1,583)	$70,597
Mortgage-backed securities	50,716	29	(731)	50,014
States and political subdivisions	43,695	41	(372)	43,364
Other debt securities	8,802	8	(82)	8,728
Total Debt Securities	$175,373	$98	$(2,768)	$172,703

The amortized cost and fair value of debt securities available for sale at December 31, 2007 by contractual maturity were as follows.  Mortgage-backed securities, which are not due at a single maturity date, are shown separately.

		Fair
	Amortized	Market
	Cost	Value
Less than one year	$4,985	$4,985
After one year through five years	44,573	44,656
After five years through ten years	23,451	23,579
After ten years	52,239	51,721
Mortgage-backed securities	48,508	48,535
	$173,756	$173,476

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

5.    SECURITIES AVAILABLE FOR SALE (continued)

Investment securities with a carrying amount of $110,439 and $99,244 at December 31, 2007 and 2006 respectively, were pledged as collateral for Federal Home Loan Bank and Community Bankers Bank advances, to secure repurchase agreements and for other purposes as required or permitted by law.

During 2007 and 2006, proceeds from the sale of investment securities totaled $22,291 and $3,178, respectively, with gross realized gains of $55 and $56, and gross realized losses of $60 and $0, respectively.

Securities with unrealized losses at year-end 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	December 31, 2007
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government and Agencies securities	$3,984	$(6)	$—	$—	$3,984	$(6)
Mortgage-backed securities	802	—	15,008	(167)	15,810	(167)
States and political Subdivisions	12,565	(347)	1,651	(19)	14,216	(366)
Other debt securities	2,371	(121)	2,455	(52)	4,826	(173)
	$19,722	$(474)	$19,114	$(238)	$38,836	$(712)

	December 31, 2006
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government and Agencies securities	$3,158	$(7)	$58,728	$(1,576)	$61,886	$(1,583)
Mortgage-backed securities	14,327	(44)	24,914	(687)	39,241	(731)
States and political Subdivisions	18,758	(200)	10,227	(172)	28,985	(372)
Other debt securities	7,463	(82)	—	—	7,463	(82)
	$43,706	$(333)	$93,869	$(2,435)	$137,575	$(2,768)

At December 31, 2007, management identified a pool of approximately $100 million of investment securities that it intended to sell during the 1st quarter of 2008 to partially fund the sale of the Richmond branches and to deleverage the balance sheet in conjunction with a balance sheet repositioning strategy.   Included in the investment securities identified for sale were $78.5 million of investment securities for which the fair value was less than book value.   Since we no longer had the intent and ability to hold these bonds to recovery, the unrealized loss could no longer be deemed temporary therefore at December 31, 2007, the Bank recorded a $1.2 million (pre-tax) impairment charge on these securities.   As a result of the price improvements realized due to changes in the yield curve since December 31, 2007, we estimate that we will recognize a gain on the sale of these securities of approximately $800,000 (pre-tax) during the first quarter 2008.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

5.    SECURITIES AVAILABLE FOR SALE (continued)

The following table sets forth the dollar amount of the other than temporary impairment charge recorded in 2007, by investment sector.

(Dollars in thousands)	Amortized Cost Prior to Impairment Charge	Impairment Charge	Amortized Cost and Fair Value After Impairment Charge
U. S. Government and Agency securities	$33,699	$269	$33,430
Mortgage-backed securities	10,697	169	10,528
States and political subdivisions	34,124	759	33,365
Total Debt Securities	$78,520	$1,197	$77,323

Other than those bonds earmarked for sale in conjunction with the sale of the Richmond branches, unrealized losses on bonds have not been recognized into income because the bonds are investment grade, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is due to changes in market interest rates, not in estimated cash flows.  The fair value is expected to recover as the bonds approach their maturity date or reset date.

6.    LOANS RECEIVABLE

Loans receivable include the following at December 31:

	2007	2006
Real estate loans
Mortgage	$69,175	$73,661
Commercial	90,024	101,251
Construction	57,098	48,991
Total real estate loans	216,297	223,903
Commercial	18,792	17,123
Consumer	12,225	12,514
Overdrafts	25	22
Subtotal	247,339	253,562
Allowance for loan losses	(3,853)	(3,441)
Deferred loan costs (fees)	(110)	(221)
Total Loans	$243,376	$249,900

An analysis of the allowance for loan losses is as follows at December 31:

	2007	2006
Balance beginning of period	$3,441	$3,215
Provision for loan losses	2,005	(19)
Provision attributable to discontinued operations	—	172
Loans charged to reserve	(1,648)	—
Recoveries credited to reserve	55	73
Totals	$3,853	$3,441

The provision for loans losses attributable to discontinued operations relate to losses recognized on portfolio loans made to provide operating capital to the 49% owners of the LLC’s in conjunction with their mortgage operations.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (dollars in thousands, except share data)

6.    LOANS RECEIVABLE (continued)

	December 31, 2007		December 31, 2006
(Dollars in thousands)	Portfolio	Held For Sale	Portfolio

Non-accrual loans	$13,711	9,370	$3,043
Foreclosed properties	1,811	763	74
Total non-performing assets	$15,522	$10,133	$3,117
Loans past due 90 days or more and still accruing interest	$874	$—	$379

Mortgage loans totaling $36.3 million and $15.5 million were pledged as collateral for Federal Home Loan Bank advances at December 31, 2007 and December 31, 2006, respectively, under a blanket floating lien.

Information regarding impaired loans is as follows:

	December 31,
	2007	2006
Loans with no allocated allowance for loan losses	$—	$—
Loans with allocated allowance for loan losses	13,711	3,043
Total	$13,711	$3,043

Amount of the allowance for loan losses allocated	$288	$555
Average investment in impaired loans	$21,070	$1,651
Interest income recognized during impairment	$—	$—
Interest income recognized on a cash basis on impaired loans	$—	$—

No additional funds are committed to be advanced in connection with the impaired loans above.

7.    PREMISES AND EQUIPMENT

Premises and equipment include the following at December 31:

	2007	2006
Furniture and equipment	$4,863	$4,664
Leasehold improvements	1,873	1,646
Total cost	6,736	6,310
Less accumulated depreciation and amortization	(4,890)	(4,462)
Premises and equipment, net	$1,846	$1,848

Depreciation of premises and equipment from continuing operations charged to expense amounted to $575 and $633 in 2007 and 2006, respectively.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (dollars in thousands, except share data)

8.    DEPOSITS

Time deposits in denominations of $100,000 or more totaled $69,471 at year-end 2007 and $65,953 at year-end 2006.  Time deposits mature as follows at December 31, 2007:

2008	$164,362
2009	34,150
2010	6,688
2011	3,381
2012	4,038
Total	$212,619

9.    BORROWINGS

The Corporation had borrowings outstanding as follows:

	Interest
December 31, 2007:	Rate	Maturity	Amount
Federal Home Loan Bank (1)
Advances	5.16%	April 18, 2008	$10,000
Advances	4.40%	May 9, 2008	15,090
Advances	5.21%	June 2, 2008	2,500
Advances	5.12%	June 11, 2008	5,000
Advances	4.51%	July 25, 2008	1,500
Advances	5.07%	August 13, 2008	5,000
Advances	5.08%	October 20 2008	10,000
Advances	4.36%	December 22, 2008	3,600
Advances	5.26%	July 27, 2009	5,000
Advances	4.64%	July 26, 2010	2,000
Advances	5.45%	March 29, 2011	800
Advances	5.11%	June 20, 2011	5,000
Advances	4.40%	March 1, 2012	5,000
Advances	4.31%	March 8, 2012	5,000
Advances	4.61%	March 8, 2012	5,000
Advances	5.32%	June 28, 2016	5,000
Advances	4.51%	February 21, 2017	6,000
			$91,490

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (dollars in thousands, except share data)

9.    BORROWINGS (continued)

	Interest
December 31, 2006:	Rate	Maturity	Amount
Federal Home Loan Bank
Advances	5.46%	February 13, 2007	5,000
Advances	5.43%	June 11, 2007	5,000
Advances	4.41%	July 25, 2007	1,500
Advances	3.44%	October 9, 2007	1,000
Advances	5.43%	December 11, 2007	2,500
Advances	5.50%	December 17, 2007	2,500
Advances	5.46%	June 2, 2008	2,500
Advances	4.51%	July 25, 2008	1,500
Advances	4.36%	December 22, 2008	3,600
Advances	3.90%	March 23, 2010	5,000
Advances	4.64%	July 26, 2010	2,000
Advances	5.45%	March 29, 2011	800
Advances	5.11%	June 20, 2011	5,000
Advances	4.86%	March 12, 2012	5,000
Advances	5.32%	June 28, 2016	5,000
			$47,900

(1) Of the $91,490 in Federal Home Loan Bank advances outstanding at December 31, 2007, $22,590 have adjustable rates which are reset quarterly, $37,900 have fixed rates to maturity, and $31,000 have fixed rates which may be convertible to three-month LIBOR.  Advances are subject to prepayment penalties.

After reviewing the financial and operating condition of the Bank, the Federal Home Loan Bank, on January 29, 2008 rescinded the Bank’s credit availability until such time as the Formal Agreement with the OCC has been terminated or significant improvement in the Bank’s financial condition has occurred.   The Federal Home Loan Bank did allow the Bank to retain credit availability of $66.4 million, which was the amount of borrowings outstanding at that date.   The Federal Home Loan Bank also required that all outstanding advances be collateralized only with cash and/or securities.   The federal funds facilities at The Bankers Bank and Compass Bank were also rescinded.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (dollars in thousands, except share data)

9.    BORROWINGS (continued)

Quarter average balances, rates and maximum balances for FHLB borrowings in 2007 and 2006 are indicated below.

	Quarter		Quarter
	Average	Average	Maximum
2007	Balance	Rate	Balance
December 31,	$92,161	4.96%	$105,000
September 30,	100,147	5.01%	114,500
June 30,	103,604	5.03%	116,800
March 31,	51,373	5.12%	77,900

	Quarter		Quarter
	Average	Average	Maximum
2006	Balance	Rate	Balance
December 31,	$48,693	4.81%	$59,400
September 30,	63,035	5.14%	92,600
June 30,	63,435	4.73%	83,100
March 31,	67,267	4.27%	70,000

The weighted average interest rate for FHLB borrowings at December 31, 2007 and 2006 was 4.82% and 4.96% respectively.

10.    SUBORDINATED DEBENTURES

On June 27, 2002, Millennium Capital Trust I, a subsidiary of the Corporation, was formed for the purpose of issuing redeemable trust preferred securities and purchasing the Corporation’s junior subordinated debentures, which are its sole assets.  The Corporation owns all of the Trust’s outstanding common securities.  On July 11, 2002,  $8,000 of the trust preferred securities were issued in a pooled offering.  The securities have a LIBOR-indexed floating rate of interest, which is set and payable on a quarterly basis.  During 2007, the interest rates ranged from 8.89 percent to 9.02 percent.  During 2006, the interest rates ranged from 7.80 percent to 9.16 percent.  The securities have a maturity date of July 2032.  The Corporation has the option of redeeming the securities beginning July 2007.

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

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (dollars in thousands, except share data)

11.    INCOME TAXES

The provision for federal income taxes from continuing operations consists of the following:

	2007	2006
Current (benefit) provision	$—	$221
Deferred (benefit) provision	(2,087)	(166)
Total provision for income taxes	$(2,087)	$55

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

Net deferred tax assets from continuing operations are comprised of the following at December 31:

Deferred Source	2007	2006
Loan loss reserve	$1,082	$919
Unearned loan fees	12	64
Depreciation	80	(13)
Securities impairment	407	—
AMT credit carry forward	255	255
Net operating loss carry forward	6,744	—
Other	31	31
Subtotal	8,611	1,256
Unrealized loss included in other comprehensive income	95	908
Net deferred tax assets	$8,706	$2,164

A reconciliation between actual tax expense from continuing operations and taxes computed at the statutory federal rate of 34% for the two years ended December 31 follows:

	2007	2006
Tax computed at statutory rate	$(1,397)	$590
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(813)	(508)
Bank owned life insurance	(171)	(153)
Stock option expense	108	19
Other	186	107
Actual tax expense	$(2,087)	$55

At December 31, 2007, the Corporation has a net operating loss carry forward of approximately $19.0 million, which expires in 2027.

The Corporation has no unrecognized tax benefits as of January 1, 2007 and did not recognize any increase in unrecognized benefits during 2007 relative to any tax positions taken in 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Corporation’s policy to record such accruals in its income tax expense accounts; no such accruals existed as of December 31, 2007. The Corporation and its subsidiaries file a conslidated U.S. federal income tax return and a consolidated return in the Commonwealth of Virginia. These returns are subject to examination by taxing authorities for all years after 2003.

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

Although the Bank would be deemed to be well capitalized as of December 31, 2007 under the regulatory framework as set forth in the table, the most recent notification from the regulators categorized the Bank as only adequately capitalized due to the formal agreement entered into on January 28, 2008.

By March 31, 2008 the Bank is required to achieve and thereafter maintain a total risk-based capital ratio equal to 13% of risk-weighted assets, a tier 1 capital ratio equal to 12% of risk-weighted assets, and a leverage ratio equal to 10% of adjusted total assets.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (dollars in thousands, except share data)

12.    REGULATORY MATTERS (continued)

The Corporation’s actual capital amounts and ratios are as follows:

			Minimum		Minimum
			Capital		To be Well
	Actual		Requirement		Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Total Risk-based Capital (to risk-weighted assets)
Consolidated	$50,654	13.73%	29,504	8.00	N/A	N/A
Bank	40,926	11.20	29,238	8.00	36,547	10.00%
Tier I Capital (to risk-weighted assets)
Consolidated	46,665	12.65	14,752	4.00	N/A	N/A
Bank	37,000	10.12	14,619	4.00	21,928	6.00
Tier I Capital (to average assets)
Consolidated	46,665	8.65	21,587	4.00	N/A	N/A
Bank	37,000	6.91	21,420	4.00	26,774	5.00

			Minimum		Minimum
			Capital		To be Well
	Actual		Requirement		Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Total Risk-based Capital (to risk-weighted assets)
Consolidated	$61,959	16.75%	$29,589	8.00%	N/A	N/A
Bank	51,453	14.08	29,227	8.00	36,534	10.00%
Tier I Capital (to risk-weighted assets)
Consolidated	57,314	15.50	14,795	4.00	N/A	N/A
Bank	46,865	12.83	14,613	4.00	21,920	6.00
Tier I Capital (to average assets)
Consolidated	57,314	9.74	23,546	4.00	N/A	N/A
Bank	46,865	8.09	23,183	4.00	28,979	5.00

(1) The Consolidated entity is not subject to the prompt corrective action rules.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data)

13.    OPERATING LEASES

The Bank leases its corporate headquarters and most of its branch facilities under non-cancelable lease agreements.  Most of these leases provide for the payment of property taxes and other costs by the Bank and include one or more renewal options ranging up to ten years.

The following are the future minimum lease payments at December 31, 2007:

Years ending December 31,
2008	$564
2009	494
2010	277
2011	245
2012	252
Thereafter	1,170
Total	$3,002

Rent expense from continuing operations amounted to $536 and $567 for the years ended December 31, 2007 and 2006, respectively.

14.    PROFIT SHARING PLAN

The Corporation maintains a 401(k) profit sharing plan, which has also been adopted by Millennium Bank, N.A. The Plan covers substantially all full time employees.  The Plan allows the Corporation, and its affiliates, to make contributions to the plan at the discretion of management.  The Corporation and affiliates made contributions of $31 and $0 to the 401(k) plan for the years ended December 31, 2007 and 2006, respectively.

15.    OTHER INCOME AND OTHER OPERATING EXPENSE

	2007	2006
Other income consists of the following:
Commissions and fees	$265	$129
Other income	(75)	—
Total other income	$190	$129

	2007	2006
Other operating expenses consist of the following:
Dues and fees	$174	$152
Franchise taxes and miscellaneous taxes	481	249
Insurance expense	123	148
Meetings and seminar expense	114	104
Miscellaneous operating expenses	680	401
Office expenses	408	510
Lawsuit settlements and operating losses	45	20
Outside services	533	364
Professional fees	1,095	634
Other loan expense	86	82
Merger related expense	—	5
Total other operating expenses	$3,739	$2,669

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data)

16.    RELATED PARTY TRANSACTIONS

The Corporation receives general legal services from law firms under the control of certain Directors.  Legal fees paid to these law firms were $41 and $38 for the years ended December 31, 2007 and 2006, respectively.

In 2007 and 2006, the Corporation leased space in Herndon, Virginia from a related party in the amount of $128 and $124, respectively and space in Reston, Virginia in the amount of $235 and $228, respectively.

The Bank has entered into loan transactions with certain directors, executive officers, and their affiliates.  The aggregate amount of loans to such related parties at December 31, 2007 and 2006 was $2,939 and $7,749, respectively.  During 2007, disbursements made to such related parties amounted to $155 and payments amounted to $634. The effect of changes in composition of related parties in 2007 was $(4,331).

The Bank has also entered into deposit transactions with certain directors, executive officers, and their affiliates.   Total deposits at December 31, 2007 and 2006 were $1,622 and $2,152, respectively.

17.    COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT

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

At December 31, the following financial instruments, the majority of which are at variable rates, were outstanding whose contract amounts represent credit risk:

	2007	2006
Commitments to grant loans, commercial pipeline and unfunded commitments under lines of credit	$49,160	$63,814
Commercial and standby letters of credit	2,109	1,163
	$51,269	$64,977

Commitments to grant loans are generally made for periods of 60 days or less.  The fixed rate loan commitments have interest rates ranging from 5.54% to 18% and maturities up to 5 years.

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

Recourse on Loans

The Corporation has sold loans during the year with limited recourse.   The loss from discontinued operations in 2006 included a $2.913 million charge to establish a reserve for potential off-balance sheet exposure associated with loans already sold to investors or documented fraud.   Investor agreements provide that the seller must buyback the loan under certain conditions, such as early payment default or documented fraud, and management determined at December 31, 2006 that it was more likely than not that buyback conditions occurred in some of the 2006 production sold to investors, particularly for identified loans that were originated under sub prime underwriting guidelines. The Corporation has no recorded reserves for any recourse conditions as of December 31, 2007.

18.    STOCK OPTION PLAN

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

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (dollars in thousands, except share data)

18.    STOCK OPTION PLAN (continued)

	Weighted
	Average
	Exercise
	Shares	Price
Outstanding, beginning of year beginning of year	738,870	$6.39
Granted	196,142	9.91
Exercised	(1,170)	5.37
Forfeited or expired	(103,862)	7.23
Outstanding, end of year	829,980	7.12

Fully vested and expected, to vest	829,980	7.12
Options exercisable at end of year	548,888	6.00

Intrinsic value of options outstanding at December 31, 2007 was $84.

The following table details stock options outstanding at December 31.

(dollars in thousands)	2007	2006
Stock options vested and currently exercisable:

Number	548,888	589,958
Weighted average exercise price	$6.00	$6.00
Aggregate intrinsic value	$84	$1,959
Weighted average remaining life (in years)	5.7	5.3

The intrinsic value of options exercised in 2007 and 2006, respectively was $4 and $198, respectively.  Cash received from option exercises for those same periods were $6 and $500, respectively.

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

The weighted average assumptions for options granted during the year and the resulting estimated weighted average fair values per share used in our option pricing model are as follows:

	2007	2006
Assumptions: Risk free interest rate	4.61%	4.65%
Expected dividend yield	0.80%	0.71%
Expected life of options (in years)	10	10
Expected volatility	17.0	20.1
Estimated fair value per share	$3.45	$3.50

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (dollars in thousands, except share data)

18.    STOCK OPTION PLAN (continued)

SFAS 123R requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. The Company did not reduce its compensation expense for estimated forfeitures prior to vesting primarily based on the limited number of holders of unvested stock options in 2007.  Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

As of December 31, 2007, there was $591 of total unrecognized compensation cost related to nonvested stock options under the plan.

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for 2008 and beyond is estimated as follows:

Year	(in thousands)
2008	260
2009	160
2010	107
2011	57
2012	7

19.          EARNINGS PER SHARE

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.

	For the Years Ended December 31,
	2007	2006

Income (loss) from continuing operations	$(2,021)	$1,680

Weighted average shares outstanding	8,926,855	8,902,634

Basic earnings per share from continuing operations	$(0.23)	$0.19

Income (loss) from continuing operations	$(2,021)	$1,680

Weighted average shares outstanding	8,926,855	8,902,634
Add dilutive effects of assumed exercises of stock options	—	213,223
Weighted average shares outstanding adjusted for dilution	8,926,855	9,115,857

Diluted earnings (loss) per share from continuing operations	$(0.23)	$0.18

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (dollars in thousands, except share data)

19.                                                       EARNINGS PER SHARE (continued)

	For the Years Ended December 31,
	2007	2006
Loss from discontinued operations	$(8,447)	$(2,161)

Weighted average shares outstanding	8,926,855	8,902,634

Basic loss per share from discontinued operations	$(0.95)	$(0.24)

Loss from discontinued operations	$(8,447)	$(2,161)

Weighted average shares outstanding	8,926,855	8,902,634
Add dilutive effects of assumed exercises of stock options	—	213,223
Weighted average shares outstanding adjusted for dilution	8,926,855	9,115,857

Diluted loss per share from discontinued operations	$(0.95)	$(0.24)

	For the Years Ended December 31,
	2007	2006
Net loss	$(10,468)	$(481)

Weighted average shares outstanding	8,926,855	8,902,634

Basic earnings per share	$(1.17)	$(0.05)

Net loss	$(10,468)	$(481)

Weighted average shares outstanding	8,926,855	8,902,634
Add dilutive effects of assumed exercises of stock options	—	213,223
Weighted average shares outstanding adjusted for dilution	8,926,855	9,115,857

Diluted loss per share	$(1.17)	$(0.05)

All stock options were considered anti-dilutive in computing weighted average shares for 2007.

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (dollars in thousands, except share data)

20.	OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2007	2006
Change in unrealized holding gains (losses) on Available-for-sale securities	$1,188	$554
Reclassification adjustment for losses (gains) realized in income	1,202	(56)
Net unrealized gains (losses)	2, 390	498
Tax effect	(813)	(170)
Other comprehensive income	$1,577	328

21.                               PARENT COMPANY ACTIVITY

CONDENSED BALANCE SHEETS

	2007	2006
Assets:
Interest bearing deposits in banks	$5,547	$1,820
Investment in subsidiaries	36,824	45,114
Securities available for sale	—	997
Loans (net)	3,199	6,992
Other assets	1,347	813
Total Assets	$46,917	$55,736

Liabilities:
Subordinated debentures	8,000	8,000
Other liabilities	437	184
Total Liabilities	8,437	8,184

Stockholders’ equity:
Common stock	44,637	44,631
Additional paid-in capital	4,757	4,408
Accumulated other comprehensive income (loss)	(185)	(1,762)
Retained earnings	(10,729)	275
Total Stockholders’ Equity	38,480	47,552

Total Liabilities and Stockholders’ Equity	$46,917	$55,736

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data)

21.                               PARENT COMPANY ACTIVITY (continued)

CONDENSED STATEMENTS OF OPERATIONS

	2007	2006
Equity in earnings (loss) of Bank	$(9,865)	$(165)
Equity in earnings of Millennium Financial Inc.	—	3
Other expenses	454	338
Interest income, (expense) net	(149)	19
Net (loss)	$(10,468)	$(481)

CONDENSED STATEMENTS OF CASH FLOWS

	2007	2006
Cash Flows from Operating Activities
Net loss	$(10,468)	$(481)
Equity in undistributed net (income) loss of subsidiaries	9,865	162
Subtotal	(603)	(319)
Stock compensation expense	349	223
(Increase decrease in other assets)	(286)	224
Increase in other liabilities	4	20
Net Cash (Used) Provided by Operating Activities	(536)	148
Cash Flows from Investing Activities
Sales/Calls of securities available for sale	1,000	—
Change in loans	3,794	9,284
Increase in investment in subsidiaries	—	(15,000)
Net Cash Provided (Used) by Investing Activities	4,794	(5,716)
Cash Flows from Financing Activities
Net proceeds from issuance of common stock	6	500
Dividends distributed	(537)	(712)
Net Cash Used by Financing Activities	(531)	(212)

Net Increase (Decrease) in Cash and Due from Banks	3,727	(5,780)
Cash and Due from Banks, beginning of year	1,820	7,600
Cash and Due from Banks, end of year	$5,547	$1,820

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

Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique.  Therefore, these fair value estimates are not necessarily indicative of the amounts that the Corporation would realize in a market transaction.  Because of the wide range of valuation techniques and the numerous estimates, which must be made, it may be difficult to make reasonable comparisons of the Corporation’s fair value information to that of other financial institutions.  SFAS 107 excludes certain financial instruments from its disclosure requirement.  Because of this and the many uncertainties discussed above, the aggregate fair value amount should in no way be construed as representative of the underlying value of the Corporation.  The estimated fair values of the Corporation’s financial instruments at December 31, 2007 and 2006 are as follows:

	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$3,894	$3,894	$7,981	$7,981
Federal funds sold	1,464	1,464	50,364	50,364
Securities available for sale	173,476	173,476	172,703	172,703
Loans receivable, net	243,376	242,086	249,900	249,001
Accrued interest receivable	2,745	2,745	3,000	3,000

Financial liabilities:
Deposits	293,453	290,383	371,123	367,043
Federal funds purchased and repurchase agreements	1,134	1,134	—	—
FHLB advances-long term	91,490	92,848	47,900	47,524
Subordinated debentures	8,000	8,000	8,000	8,000
Accrued interest payable	1,070	1,070	1,226	1,226

MILLENNIUM BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data)

22.    ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following methods and assumptions were used to estimate the fair value amounts at December 31, 2007 and 2006:

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

Not applicable.

ITEM 9A(T).                           CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, including, without limitation, those controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosures.

The Corporation’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based on that evaluation, and as a result of the material weakness discussed below, which was discovered subsequent to year end, the Chief Executive Officer and the Chief Financial Officer concluded that disclosure controls and procedures were not effective in timely alerting them to material information required to be included in our periodic filings with the Commission.

Management’s Report on Internal Control Over Financial Reporting.  The management of the Corporation is responsible for the preparation, integrity and fair presentation of the consolidated financial statements included in this Annual Report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining an effective internal control over financial reporting.  The Corporation’s internal control over financial reporting includes those policies and procedures that pertain to the Corporation’s ability to record, process, summarize and report reliable financial data. The internal control system contains monitoring mechanisms, and appropriate actions are taken to correct identified deficiencies. Management recognizes that there are inherent limitations in the effectiveness of any internal control system, including the possibility of human error and the circumvention or overriding of internal controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. In addition, because of changes in conditions and circumstances, the effectiveness of internal control over financial reporting may vary over time.

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2007. This assessment was conducted based on the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control - Integrated Framework”. Based on this assessment, management believes that the Corporation’s internal control over financial reporting was not effective as of December 31, 2007. Management concluded that there was a material weakness within the Corporation’s internal control structure related to its failure to interpret subsequent event guidance properly. This weakness resulted in an additional charge to 2007 earnings being made in April 2008. Under the PCAOB standards, a “material weakness” is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Because it related only to our financial information in the fourth quarter of 2007 and as of December 31, 2007, the material weakness described above did not result in the restatement of any of the financial statements that we had previously filed with the Securities and Exchange Commission.

The Board of Directors of the Corporation, acting through its Audit Committee (the “Committee”), is responsible for the oversight of the Corporation’s accounting policies, financial reporting and internal control. The Committee is comprised entirely of outside directors who are independent of management. The Committee is responsible for the appointment and compensation of the independent auditors and approves decisions regarding the appointment or removal of members of the internal audit function. The Committee meets periodically with management, the independent auditors, and the internal auditors to insure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of the Corporation in addition to reviewing the Corporation’s financial reports. The independent auditors and the internal auditors have full and unlimited access to the Committee, with or without the presence of the management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Committee.

There were no changes in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

The annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this annual report.

ITEM 9B.                                             OTHER INFORMATION

None.

PART III

ITEM 10.                                               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated by reference from Millennium’s definitive proxy statement for the 2008 Annual Meeting of Shareholders under the heading “PROPOSAL 1-ELECTION OF DIRECTORS” and the caption “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “SECURITY OWNERSHIP” and under the heading “CORPORATE GOVERNANCE.”

ITEM 11.                                               EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference from Millennium’s definitive proxy statement for the 2008 Annual Meeting of Shareholders under the headings “EXECUTIVE COMPENSATION” and the caption “Director Compensation” under the heading “CORPORATE GOVERNANCE”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and securities authorized under equity compensation plans is incorporated by reference from Millennium’s definitive proxy statement for the 2008 Annual Meeting of Shareholders under the heading “SECURITY OWNERSHIP”

The following table provides information, as of December 31, 2007, regarding securities authorized for issuance under Millennium’s equity compensation plans.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)

Equity Compensation Plans Approved by Shareholders	829,980	$7.12	899,658

Equity Compensation Plans Not Approved by Shareholders (2)	—	—	—

Total	829,980	$7.12	899,658

(1)  Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.

(2) Millennium does not have any equity compensation plans that have not been approved by shareholders.

ITEM 13.                                               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference from Millennium’s definitive proxy statement for the 2008 Annual Meeting of Shareholders under the heading, “CORPORATE GOVERNANCE.”

ITEM 14.                                               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding approval of audit and non-audit services by the audit committee as well as fees paid to auditors is incorporated by reference from Millennium’s definitive proxy statement for the 2008 Annual Meeting of Shareholders under the captions “Preapproval Policies and Procedures” and “Fees to Audit Firm in 2007” under the heading “PROPOSAL 2- RATIFICATION OF THE APPOINTMENT OF AUDITORS FOR THE FISCAL YEAR-ENDED DECEMBER 31, 2008.”

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

3.2	Bylaws, as amended through September 27, 2007, attached as Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on October 3, 2007, incorporated herein by reference.

4.1	Form of Common Stock Certificate, attached as Exhibit 4.1 to the Form SB-2, incorporated herein by reference.

10.1	Form of Employee Stock Option of Millennium Bankshares Corporation, attached as Exhibit 10.2 to the Form SB-2, incorporated herein by reference.**

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

10.5

Employment Agreement of Richard I. Linhart, dated as of March 28, 2007, by and among the Corporation, the Bank and Richard I. Linhart, attached as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on April 4, 2007, incorporated herein by reference.**

10.6

Employment Agreement of John F. Novak, effective March 1, 2005 by and between, the Bank and John F. Novak, attached as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on April 4, 2007, incorporated herein by reference**

10.7

Agreement, dated as of August 4, 2006, by and among the Company, Hot Creek Capital, L.L.C., a Nevada limited liability company, Hot Creek Investors L.P., a Nevada limited partnership, David M.W. Harvey, Joseph Paulini and Charles Dean, attached as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 7, 2006, incorporated herein by reference.

21	List of Subsidiaries*

23	Consent of Crowe Chizek and Company LLC. *

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer*

32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350*

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

MILLENNIUM BANKSHARES CORPORATION

Date: April 18, 2008	By:	/s/ Richard I. Linhart
Richard I Linhart
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard I. Linhart	Chairman, President, Chief Executive	April 18, 2008
Richard I. Linhart	Officer and Director (Principal Executive Officer)

/s/ Dale G. Phelps	Chief Financial Officer	April 18, 2008
Dale G. Phelps	(Principal Financial and Accounting Officer)

/s/ William P. Haggerty	Director	April 18, 2008
William P. Haggerty

/s/ Grayson P. Hanes	Director	April 18, 2008
Grayson P. Hanes

/s/ David M.W. Harvey	Director	April 18, 2008
David M. W. Harvey

/s/ Joseph W. Paulini	Director	April 18, 2008
Joseph W. Paulini

	Director	April 18, 2008
Robert T. Smoot

/s/James W. Wolfe	Director	April 18, 2008
James W Wolfe

	Director	April 18, 2008
Barbara Wortley