Form 10-Q
period 2008-03-31
MILLENNIUM BANKSHARES CORP
filed 2008-05-15
CIK 1158678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of outstanding shares of the registrant’s common stock as of May 6, 2008 was 8,927,461.

MILLENNIUM BANKSHARES CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.                                   FINANCIAL STATEMENTS

MILLENNIUM BANKSHARES CORPORATION

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	March 31,	December 31,
	2008	2007
Assets:
Cash and due from banks	$6,041	$3,894
Federal funds sold	28,645	1,464
Securities available for sale	85,613	173,476
Restricted stock	5,289	6,541
Loans receivable (net of allowance for loan losses of $3,892 at March 31, 2008 and $3,853 at December 31, 2007)	227,031	243,376
Premises and equipment, net	1,748	1,846
Accrued interest receivable	1,686	2,745
Bank owned life insurance	13,274	13,149
Deferred tax assets	5,672	8,706
Other real estate owned	3,450	1,811
Other assets	2,554	2,945
Assets of discontinued operations	—	58,361

Total assets	$381,003	$518,314

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$18,101	$17,117
Interest-bearing	240,745	276,336
Total deposits	258,846	293,453

Federal funds purchased /repurchase agreements	1,958	1,134
Advances from Federal Home Loan Bank	66,400	91,490
Subordinated debentures	8,000	8,000
Accrued interest payable	725	1,070
Other accrued expenses	763	1,113
Liabilities of discontinued operations	—	83,574
Total liabilities	336,692	479,834

Shareholders’ Equity:
Common stock, par value $5.00 per share, authorized 10,000,000 shares; issued and outstanding at March 31, 2008 and December 31, 2007 – 8,927,461	44,637	44,637
Additional paid-in capital	4,858	4,757
Retained deficit	(5,607)	(10,729)
Accumulated other comprehensive income (loss)	423	(185)
Total shareholders’ equity	44,311	38,480

Total liabilities and shareholders’ equity	$381,003	$518,314

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Income

(In Thousands, Except Share Data)

	Unaudited
	For the Three Months
	Ended March 31,
	2008	2007

Interest Income
Loans, including fees	$3,889	$5,042
Securities
Taxable	1,122	1,211
Tax-exempt	168	346
Federal funds sold	201	256
Total Interest Income	5,380	6,855

Interest Expense
Deposits	2,792	3,623
Federal funds purchased and repurchase agreements	10	1
Advances from Federal Home Loan Bank	821	606
Subordinated debentures	165	197
Total Interest Expense	3,788	4,427

Net Interest Income	1,592	2,428

Provision for Loan Losses	—	255

Net Interest Income after Provision for Loan Losses	1,592	2,173

Noninterest Income
Gain on sale of loans and loan fees, net	72	121
Service charges	79	51
Gain on sale of securities	734	—
Income from bank owned life insurance	124	113
Other income	(20)	63
Total Noninterest Income	989	348

Noninterest Expense
Officers’ and employees’ compensation and benefits	1,406	1,175
Occupancy and equipment expense	463	425
Marketing, promotion and advertising expense	59	45
Other operating expense	1,064	688
Total Noninterest Expense	2,992	2,333

Income (Loss) from Continuing Operations before Income Taxes	(411)	188

Provision for Income Tax Expense (Benefit)	(200)	(99)

Income (Loss) from Continuing Operations	(211)	287

Income from Discontinued Operations, net of tax	5,333	294

Net Income	$5,122	$581

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Income

(In Thousands, Except Share Data)

	Unaudited
	For the Three Months
	Ended March 31,
	2008	2007

Earnings (loss) per common share from continuing operations
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.03

Earnings per common share from discontinued operations
Basic	$0.60	$0.03
Diluted	$0.60	$0.03

Earnings per common share
Basic	$0.57	$0.07
Diluted	$0.57	$0.06

Dividends per common share	$0.00	$0.02

Weighted average shares outstanding
Basic	8,927,461	8,926,291
Diluted	8,937,410	9,188,009

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months ended March 31, 2008 and 2007

(In Thousands Except Per Share Data)

(Unaudited)

				Accumulated
	Common	Additional Paid-in	Retained	Other Comprehensive		Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total	Income (Loss)

Balances, December 31, 2006	$44,631	$4,408	$275	$(1,762)	$47,552

Dividends	—	—	(178)	—	(178)
Stock compensation expense	—	47	—	—	47
Net income	—	—	581	—	581	$581
Changes in net unrealized gain(loss) on securities available for sale, net of tax effect	—	—	—	431	431	431
Balances – March 31, 2007	$44,631	$4,455	$678	$(1,331)	$48,433	$1,012

				Accumulated
		Additional	Retained	Other
	Common	Paid-in	Earnings	Comprehensive		Comprehensive
	Stock	Capital	(Deficit)	Income (Loss)	Total	Income

Balances, December 31, 2007	$44,637	$4,757	$(10,729)	$(185)	$38,480

Stock compensation expense	—	101	—	—	101
Net income	—	—	5,122	—	5,122	$5,122
Changes in net unrealized gain(loss) on securities available for sale, net of tax effect	—	—	—	608	608	608
Balances – March 31, 2008	$44,637	$4,858	$(5,607)	$423	$44,311	$5,730

See Accompanying Notes to Consolidated Financial Statements

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

	Unaudited
	For the Three Months
	Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,122	$581
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	255
Depreciation and amortization	140	148
Depreciation and amortization discontinued operations	15	20
Discount accretion and premium amortization on securities, net	14	42
Loss on sale of loans held for sale-discontinued operations	223	—
Gain on sale of branches-discontinued operations	(8,338)	—
Gain on disposal of fixed assets	(7)	—
Loss on disposal of other real estate owned	78	50
Gain on sale of securities available for sale	(734)	—
Stock compensation expense	101	47
Increase (decrease) in loans held for sale, net discontinued operations	(431)	15,390
Increase in cash surrender value of bank owned life insurance	(125)	(114)
Decrease (increase) in accrued interest receivable	1,059	(643)
(Increase) Decrease in accrued interest receivable discontinued operations	(5)	15
Decrease (increase) in other assets	(152)	(1,220)
Decrease (increase) in other assets discontinued operations	(30)	(29)
(Decrease) increase in accrued interest payable	(345)	49
(Decrease) increase in accrued interest payable discontinued operations	(3)	2
Decrease in other liabilities	(348)	(2,093)
Decrease in other liabilities discontinued operations	(28)	(4)
Net cash provided by (used in) operating activities	(3,794)	12,496
CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in federal funds sold	(27,181)	47,468
Decrease (increase) in loans receivable, net	15,445	(2,753)
Decrease (increase) in loans receivable, net-discontinued operations	(3,710)	(2,769)
Purchase of securities available for sale	—	(30,032)
Sales (calls) of securities available for sale	88,900	3,000
Pay downs of securities available for sale	1,855	2,468
Disbursement for sale of discontinued branch operations	(34,161)	—
Proceeds from sale of discontinued mortgage operations	13,665	—
Disbursements for other real estate owned	—	(1,766)
Proceeds from disposal of other real estate owned	1,668	1,832
Proceeds from disposal of fixed assets	7	—
Purchase of bank premises and equipment	(23)	(32)
Purchase of bank premises and equipment discontinued operations	—	(6)
Net cash provided by investing activities	56,465	17,410
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	—	(178)
Net decrease in deposits	(34,607)	(45,729)
Net increase (decrease) in deposits discontinued operations	8,349	(13,984)
Net (decrease) increase in FHLB borrowings	(25,090)	26,500
Net increase in funds purchased and securities sold under agreements to repurchase	824	217
Net cash used in financing activities	(50,524)	(33,174)
Increase (decrease) in cash and cash equivalents	2,147	(3,268)
CASH AND CASH EQUIVALENTS
Beginning	3,894	7,981
Ending	$6,041	$4,713

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Cash Flows (continued)

(In Thousands)

Supplemental Cash Flow Information

Interest paid	$3,789	$4,428

Taxes paid	$—	$—

Loans transferred to other real estate owned	$2,623	$879

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2008 and 2007 (Unaudited)

Note 1.  General

Millennium Bankshares Corporation (the “Company,”  “we” or “our”) is a bank holding company headquartered in Reston, Virginia.  We were incorporated in 1998 and began operations in April 1999.  We provide services through our principal operating subsidiary, Millennium Bank.  We presently operate four banking offices, all in Virginia; one office each in Reston, Sterling, Herndon, and Warrenton.  In March 2008, we completed the sale of two additional branches located in the Richmond, Virginia area as part of a strategic plan to focus on our core northern Virginia market. We are a community bank providing a broad range of commercial and retail banking services designed to meet the needs of businesses and consumers in the communities we serve.  We emphasize local decision-making within our organization and provide personal service to our customers.  By combining the technological support, products and services that our customers demand with direct access to senior management and responsive customer service, we work to foster a business and consumer banking environment that allows us to effectively compete in our particular market with other financial institutions of all sizes.

The accompanying consolidated financial statements have been prepared in accordance with the requirements of the rules and regulations of the Securities and Exchange Commission.  As a result, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, however, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2008 and the results of operations for the three-month periods ended March 31, 2008 and 2007.

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation.

These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

Supervisory Action

On January 24, 2008, the Bank entered into a formal written agreement (the “Agreement”) with the Office of the Comptroller of the Currency (the “OCC”).  The Agreement requires the Bank to undertake certain actions within designated timeframes, and to operate in compliance with the provisions thereof during its term. The Agreement is based on the results of an examination of the Bank by the OCC commenced as of July 23, 2007.

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

•      The Bank is implementing a new system (Credit Quest), which is expected to strengthen the credit underwriting and administration function.

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

These steps are designed to improve risk management, enhance internal controls over credit administration, focus on the Northern Virginia market, and return the Bank to core community banking.  The sale of the Richmond branches and the concomitant sale of securities has reduced the Bank’s balance sheet, enhanced capital ratios, and improved the Bank’s liquidity position.

Richmond Branches

On March 14, 2008, the Corporation completed the sale of its two branches in the Richmond, Virginia market to EVB, a wholly owned subsidiary of Eastern Virginia Bankshares (Nasdaq: EVBS).  EVB assumed the deposits, fixed assets, and certain of the outstanding loans of the Colonial Heights and Broad Street branches and paid the Bank a premium on the outstanding deposits on the effective date of the transaction.    The sale was part of a series of strategic transactions designed to reposition the Bank as a smaller community bank concentrating exclusively in the Northern Virginia market. Total deposits assumed amounted to $91.9 million. Total loans of $48.9 million, originated in the Richmond market, were also purchased by the buyer of the branches.  A pre-tax gain of $8.3 million was recognized from the transaction, which is reflected in income from discontinued operations.

Bulk Sale

To avoid further exposure to losses due to market conditions and extended delays in resolution, the Bank, on February 7, 2008, entered into an agreement to sell its entire portfolio of held for sale and repurchased mortgage loans (the “Portfolio”) to Beltway Capital, Hunt Valley, Maryland. The transaction closed on February 8, 2008. Prior to the sale, the loan balance of the Portfolio aggregated $31.3 million, against which the Bank had total reserves of $6.9 million at December 31, 2007.  The portfolio consisted of $5.7 million of current performing loans, $11.9 million of delinquent loans, $13.0 million of loans in various stages of foreclosure, and $0.7 million in properties held in other real estate owned. The wholesale bulk sale price paid by Beltway was 43.55% of the outstanding loan balance, or $13.6 million plus accrued interest.  Because the Bank established an additional valuation allowance as of December 31, 2007 in accordance with the terms of the sale, there was no additional charge recorded in discontinued operations associated with this bulk sale.  The Company, however, did take a charge in the period ending March 31, 2008, included in discontinued operations, in the amount of $223,000 for a held for sale loan that was not part of the bulk sale.

Note 2.   Discontinued Operations

On December 3, 2007, the Company announced that the Bank had entered into a purchase and assumption agreement (the “Agreement”) to sell its two branches in the Richmond, Virginia market to EVB, a wholly owned subsidiary of Eastern Virginia Bankshares (Nasdaq: EVBS).  Accordingly, the results of the two Richmond branches are included as a component of discontinued operations.

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

STATEMENT OF INCOME FOR DISCONTINUED OPERATIONS

	For the Three Months Ended
	March 31,
	2008	2007
Interest Income	$1,138	$2,107
Interest Expense	943	1,559
Net Interest Income	195	548

Provision for Loan Losses	—	—

Net Interest Income after Provision for Loan Losses	195	548

Noninterest Income
Gain (loss) on sale of loans and loan fees, net	(309)	104
Gain on sale of branches	8,338	—
Other income	16	13
Total Noninterest Income	8,045	117

Noninterest Expense
Officers’ and employees’ compensation and benefits	63	130
Occupancy and equipment expense	60	60
Marketing, promotion and advertising expense	2	1
Other operating expense	35	27
Total Noninterest Expense	160	218

Income from Discontinued Operations before Income Taxes	8,080	447

Income Tax Expense	2,747	153

Income from Discontinued Operations	$5,333	$294

For the three months ended March 31, 2008 and 2007, the income (loss) from discontinued mortgage operations totaled $(141,000) and  $108,000.  For the three months ended March 31, 2008 and 2007, the income from discontinued operations related to the Richmond branches totaled $5.5 million and  $186,000.

The tables below set forth the assets and liabilities of discontinued operations.

December 31,
(Dollars in thousands)	2007
Cash	$245
Loans	45,144
Loans held for sale	12,636
Fixed assets	125
Other assets	211
Assets of discontinued operations	$58,361

December 31,
(Dollars in thousands)	2007
Deposits	$83,523
Other liabilities	51
Liabilities of discontinued operations	$83,574

As of March 31, 2008, all discontinued assets and liabilities were sold.

At December 31, 2007, total assets related to the discontinued mortgage operations were $12.6 million.  At December 31, 2007, total liabilities related to the discontinued mortgage operations were $0.

At December 31, 2007, total assets related to the discontinued Richmond branches were $45.7 million.  At December 31, 2007, total liabilities related to the discontinued Richmond branches were $83.6 million.

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

The following table summarizes stock option activity for the first quarter of 2008.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	829,980	$7.12
Granted	170,000	5.10
Exercised	—	—
Expired	(293,535)	5.61
Outstanding at March 31, 2008	706,445	$7.26	7.4	$113

Exercisable at March 31, 2008	277,433	$6.65	4.8	$57

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. For the three months ended March 31, 2008 the Company recorded $101,000 in stock compensation expense to salaries and employee benefits compared to $47,000 for the same period last year.  The stock compensation expense was higher in the three-month period ended March 31, 2008 due to the volume of options granted since March 31, 2007.

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

The assumptions for options granted in the first quarter of 2008 are as follows:

Risk free interest rate	3.71%
Expected dividend yield	0.00%
Expected life of options (in years)	10
Expected volatility	21.7%
Estimated fair value per share	$2.10

SFAS 123R requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. The Company did not reduce its compensation expense for estimated forfeitures prior to vesting primarily based on the limited number of holders of unvested stock options in the first three months of 2008.  Also, in 2008, we terminated, for cause, the employment and consulting agreements with Carroll C. Markley, the former President and Chief Executive Officer of the Company.  As a result of this action, 293,535 of options granted to Mr. Markley were expired.  Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

As of March 31, 2008 there was $843,000 of total unrecognized compensation expense related to unvested awards under the Plan.

Note 4.   Securities

Securities available for sale and related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at March 31, 2008 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Government and Agency securities	$25,874	$561	$—	$26,435
Mortgage-backed securities	41,973	1,214	(40)	43,147
Obligations of states and political subdivisions	8,389	—	(435)	7,954
Other debt securities	8,736	—	(659)	8,077
Total debt securities	$84,972	$1,775	$(1,134)	$85,613

Unrealized losses on securities available for sale have not been recognized into income because the securities are investment grade, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is due to changes in market interest rates, not in estimated cash flows.  The fair value is expected to recover as the bonds approach their maturity or reset date.

Securities available for sale and related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at December 31, 2007 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Government and Agency securities	$61,722	$189	$(6)	$61,905
Mortgage-backed securities	48,508	194	(167)	48,535
Obligations of states and political subdivisions	54,777	34	(366)	54,445
Other debt securities	8,749	15	(173)	8,591
Total debt securities	$173,756	$432	$(712)	$173,476

Note 5.   Loans

Loans receivable included the following at the dates indicated:

	March 31,	December 31,
	2008	2007
	(In Thousands)
Real estate loans
Residential	$69,823	$69,175
Commercial	79,974	90,024
Construction	50,936	57,098
Total real estate loans	$200,733	$216,297
Commercial	19,500	18,792
Consumer	10,703	12,225
Overdrafts	56	25
Subtotal	$230,992	$247,339
Allowance for loan losses	(3,892)	(3,853)
Deferred loan fees	(69)	(110)
Total	$227,031	$243,376

Note 6.   Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	March 31,	March 31,
	2008	2007
	(In Thousands)
Balance at January 1	$3,853	$3,441
Provision charged to operating expense	—	255
Recoveries added to the allowance	46	19
Loan losses charged to the allowance	(7)	(12)
Balance at the end of the period	$3,892	$3,703

Note 7.   Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.

	March 31,
	2008	2007
Income (loss) from continuing operations	$(211)	$287

Weighted average shares outstanding	8,927,461	8,926,291

Basic earnings per share from continuing operations	$(0.02)	$0.03

Income from continuing operations	$(211)	$287

Weighted average shares outstanding	8,927,461	8,926,291
Add dilutive effects of assumed exercises of stock options	9,949	261,718
Weighted average shares outstanding adjusted for dilution	8,937,410	9,188,009

Diluted earnings per share from continuing operations	$(0.02)	$0.03

	March 31,
	2008	2007
Income from discontinued operations	$5,333	$294

Weighted average shares outstanding	8,927,461	8,926,291

Basic earnings per share from discontinued operations	$0.60	$0.03

Income from discontinued operations	$5,333	$294

Weighted average shares outstanding	8,927,461	8,926,291
Add dilutive effects of assumed exercises of stock options	9,949	261,718
Weighted average shares outstanding adjusted for dilution	8,937,410	9,188,009

Diluted earnings per share from discontinued operations	$0.60	$0.03

	March 31,
	2008	2007
Net income	$5,122	$581

Weighted average shares outstanding	8,927,461	8,926,291

Basic earnings per share	$0.57	$0.07

Net income	$5,122	$581

Weighted average shares outstanding	8,927,461	8,926,291
Add dilutive effects of assumed exercises of stock options	9,949	261,718
Weighted average shares outstanding adjusted for dilution	8,937,410	9,188,009

Diluted earnings per share	$0.57	$0.06

Stock options totaling 574,665 were considered anti-dilutive in computing weighted average shares for the three-month period ended March 31, 2008

Note 8.   Recent Accounting Standards

Fair Value Option and Fair Value Measurement

In September 2006, the FASB issued Statement No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.   SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157.”  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.   The impact of adoption was not material.

In February 2007, the FASB issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Liabilities.” SFAS 159 provides entities with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company on January 1, 2008.   The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

Fair Value Measurement

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Statement 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market date.

Level 3: Significant unobservable inputs that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate fair value.

Securities: The fair value of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Impaired loans: The fair value of impaired loans is measured at an observable market price, if available, or at the fair value of the loan’s collateral, if the loan is collateral dependent. Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below. The Company has no liabilities that are measured at fair value on a recurring basis.

Description	Level 1	Level 2	Level 3	Balance at March 31, 2008
Assets:
Securities available for sale	$—	$85,613	$—	$85,613

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below. The Company has no liabilities that are measured at fair value on a nonrecurring basis.

Description	Level 1	Level 2	Level 3	Balance at March 31, 2008
Assets:
Impaired loans	$—	$11,481	$—	$11,481

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

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended
	March 31,
	2008	2007
Change in unrealized holding gains (losses) on available-for-sale securities	$1,655	$655
Reclassification adjustment for gains realized in income	(734)	—
Net unrealized gains (losses)	921	655
Tax effect	(313)	(224)
Other comprehensive income (loss)	$608	$431

Note 10. Contingencies

In the course of our operations, we may become a party to legal proceedings arising from the banking, financial, and other activities we conduct.  At March 31, 2008, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on Millennium’s financial condition, operating results, or liquidity.

Note 11.   Capital Ratios

By March 31, 2008, the Bank, under conditions within the Formal Agreement, was required to achieve and thereafter maintain a total risk-based capital ratio equal to 13% of risk-weighted assets, a tier 1 capital ratio equal to 12% of risk-weighted assets, and a leverage ratio equal to 10% of adjusted total assets.   At March 31, 2008 the Bank met or exceeded these benchmarks.  At March 31, 2008 the Bank’s total risk-based capital ratio, tier 1 risk-based capital ratio and leverage ratio were 18.24%, 16.99% and 10.05%, respectively.

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

These forward- looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•                  The ability to successfully manage our growth or implement our growth strategies, if we are able to identify attractive markets, locations or opportunities to expand;

•                  Reliance on our management team, including our ability to attract and retain key personnel;

•                  The successful management of interest rate risk, including managing changing rates and polices;

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

•                  Maintaining cost controls and asset qualities;

•                  Changes in general economic and business conditions in our market area;

•                  Changes in banking and other laws and regulations applicable to us;

•                  The other matters discussed under Item 1A, Risk Factors, of the Form 10-K for December 31, 2007.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.  In addition, our past results of operations do not necessarily indicate our future results.

The following discussion and analysis of the financial condition and results of operations of the Company for the three month period ended March 31, 2008 should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in this report.

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

Compliance with the Agreement is being monitored by a committee (the “Committee”) of t five directors, none of whom is an employee of the Bank or a family member of an employee.  The Committee has been submitting written progress reports to the OCC as required by the Agreement. We believe we are complying with the timelines for corrective action, however there can be no assurance that we have addressed corrective actions satisfactorily until the OCC has completed its evaluation of the progress reports and documentation that have been supplied to them and until they perform a follow-up exam(s).

Strategy

In July 2007, Richard Linhart joined the Bank as President and CEO.  With the support of the Bank’s Board of Directors and under Mr. Linhart’s leadership, the Bank began initiating a series of corrective actions and strategic decisions commencing in July 2007 in response to anticipated final findings of the OCC’s examiners.  Among the actions taken are the following:

•                  The Bank embarked on a balance sheet repositioning strategy consisting of three main components; (i) the sale of its two Richmond branches to refocus its franchise on the core Northern Virginia market exclusively (completed in March 2008 at which time a pre-tax gain of $8.3 million was recorded), (ii) the sale of $104 million in investment securities to partially fund the sale of the two branches and provide a source of immediate on-balance sheet liquidity and (iii) evaluate options in connection with the portfolio of Held for Sale/Repurchased loans   To avoid further exposure to losses due to market conditions and extended delays in resolution, the Bank, on February 7, 2008, entered into an agreement to sell its entire portfolio of held for sale and repurchased mortgage loans (the “Portfolio”) to Beltway Capital, Hunt Valley, Maryland.  The transaction closed on February 8, 2008. Prior to the sale, the loan balance of the Portfolio aggregated $31.3 million, against which the Bank had a valuation allowance of $6.9 million at December 31, 2007.  The portfolio consisted of $5.7 million of current performing loans, $11.9 million of delinquent loans, $13.0 million of loans in various stages of foreclosure, and $0.7 million in properties held in other real estate owned. The wholesale bulk sale price paid by Beltway was 43.55% of the outstanding loan balance, or $13.6 million plus accrued interest.  Since, the Bank established an additional valuation allowance of $10.8 million, or $7.1 million, net of taxes, as of December 31, 2007, no gain or loss was recognized on loans included in the bulk sale in the period ending March 31, 2008

•                  The Bank made plans to implement a new loan underwriting and administrative system (Credit Quest), which is expected to strengthen the credit underwriting, and administration function.

•                  The Bank approved a new commercial loan policy.  A key component of this new policy is a shift in philosophy to deemphasize construction, land development and non-owner occupied commercial real estate lending, which is highly transaction oriented, to commercial and industrial lending which is more relationship-based.

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

These steps were designed to improve risk management, enhance internal controls over credit administration, focus on the Northern Virginia market, and return the Bank to core community banking.  The sale of the Richmond branches and the concomitant sale of securities has reduced the Bank’s balance sheet, enhanced capital ratios, and improved the Bank’s liquidity position.

In addition to the strategies listed above, the following core objectives will continue:

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

•                  Expand footprint in the Northern Virginia market to the extent not inhibited by capital constraints and improve the overall visibility and accessibility of our branch network.   This expansion, to the extent possible, will most likely take the form of one or more loan production or deposit production offices as opposed to a full-service branch facility.

Financial Summary

General

For the three months ended March 31, 2008, the Company reported a loss from continuing operations of $211,000 or ($0.02) per diluted share, compared to income from continuing operations of $287,000, or $0.03 per diluted share, for the same period in 2007.  Including income (losses) from discontinued operations, which reflect the impact on earnings from the sale in February 2008 of the Company’s portfolio of held for sale and repurchased loans, and earnings attributable to the sale of the Richmond area branches in March 2008, we reported net income of $5.1 million, $0.57 per diluted share, for the three months ended March 31, 2008 versus net income of $581,000, $0.06 per diluted share, for the same period last year.

Total assets decreased to $381.0 million at March 31, 2008, compared to $518.3 million at December 31, 2007, reflecting the execution of the balance sheet strategies referenced under the heading “Strategy.”  Comparing March 31, 2008 to December 31, 2007, securities available for sale decreased 51% as we executed an investment de-leveraging strategy designed to fund the sale of the Richmond branches and to provide additional on-balance sheet liquidity as evidenced by the $27.2 million increase in federal funds sold since December 31, 2007.  Loans receivable, net of allowance for loan losses, decreased 6.7% as we continued to reduce our exposure to commercial real estate and construction loans and our focus, in the short-term, was on improved management of our existing portfolio rather than in loan production.  A greater emphasis on loan production will begin in the 2nd quarter 2008.  All of the assets and liabilities of discontinued operations existing at December 31, 2007 have been sold or assumed at March 31, 2008.    Total deposits decreased 12% and advances from the Federal Home Loan Bank declined $25.1 million, as we actively allowed the runoff of higher cost certificates of deposit in an effort to stabilize the net interest margin.

Shareholders’ equity was $44.3 million at March 31, 2008, an increase of $5.8 million from December 31, 2007 principally due to the income generated from the sale of the Richmond branches.

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

Table 1 sets forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, shareholders’ equity and the related income, expense and corresponding weighted average yields and costs.   Assets and liabilities reflected in the table include assets and liabilities from discontinued operations.   Loans placed on non-accrual status are included in the average balances.   Net loan fees included in interest income on totals totaled  $(20,000) and $64,000 for the three months ended March 31, 2008 and March 31, 2007, respectively.

TABLE 1

	Three Months Ended
	March 31, 2008			March 31, 2007
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balances	Expense	Rate	Balances	Expense	Rate
Assets:
Interest Earning Assets:
Loans, net of unearned discounts	$282,790	$4,792	6.82%	$327,324	$6,404	7.93%
Securities	120,902	1,594	5.30%	186,377	2,449	5.33%
Federal funds sold	31,362	232	2.98%	28,066	361	5.22%
Total interest earning assets	435,054	$6,618	6.12%	541,767	$9,214	6.90%
Other assets	31,468			26,451
Total assets	$466,522			$568,218
Interest-Bearing Liabilities:
Interest-bearing deposits	$322,690	$3,697	4.61%	$426,735	$5,130	4.88%
Borrowed funds	80,512	1,035	5.17%	61,649	856	5.63%
Total interest-bearing liabilities	403,202	$4,732	4.72%	488,384	$5,986	4.97%
Other liabilities:
Demand deposits	21,611			26,820
Other liabilities	1,948			5,681
Total liabilities	426,761			520,885
Shareholders’ equity	39,761			47,333
Total liabilities and shareholders’ equity	$466,522			$568,218
Net interest income		$1,886			$3,228
Interest spread (1)			1.40%			1.93%
Net interest yield on earning assets (net interest margin) (2)			1.74%			2.42%

(1)  Interest spread is the average yield earned on earning assets less the average rate incurred on interest bearing liabilities.

(2)  Net interest margin is net interest income expressed as a percentage of average earning assets..

As reflected in Table 1, net interest income on a fully taxable-equivalent basis was $1.9 million for the three months ended March 31, 2008 compared to $3.2 million for the same period in 2007.  Interest income for the three months ended March 31, 2008 was $6.6 million, down from $9.2 million for the same period last year.  The interest income decline was attributable to a 19.7% decrease in average earning assets coupled with a 78 basis point decrease in gross yield.  As reflected in Table 2, $1.6 million of the decline was attributable to volume and $1.0 million was attributable to rate changes.  The decline in average earning assets was most pronounced in securities as we sold $110 million in securities as part of the repositioning strategy discussed under the heading “Strategy”.  Average loans decreased $44.5 million for the three months ended March 31, 2008 compared with the same period in 2007 with the decrease primarily reflected in loans secured by real estate, both commercial and residential.   Loan yield decreased 111 basis points as existing variable rate loans tied to prime repriced downward concurrent with the

300 basis point decline in the prime rate since September 2007, resulting from the action of the Federal Open Market Committee (“FOMC”).

Interest expense decreased $1.3 million as both the average balance of interest-bearing liabilities and the rates paid thereon decreased.  Most of the decreased funding was concentrated in higher-rate certificates of deposit and borrowings.  The rate paid on interest-bearing liabilities decreased in lesser magnitude than the earning asset yield due to intense competition for deposits, which impacts our ability to drop rates aggressively and in tandem with FOMC actions.  Also, certificates of deposits are not subject to repricing until maturity.

The following table describes the impact on Millennium’s interest income resulting from changes in average balances and average rates for the periods indicated.  The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Table 2

	Three Months Ended March 31,
	2008 vs. 2007
	Due to	Change in
(Dollars in thousands)	Volume	Rate	Total
Interest Earned On:
Loans	$(730)	$(882)	$(1,612)
Securities	(842)	(13)	(855)
Federal Funds Sold	24	(153)	(129)
Total interest earned on interest-bearing assets	(1,548)	(1,048)	(2,596)

Interest Paid On:
Interest-bearing deposits	(1,157)	(276)	(1,433)
Borrowed funds	252	(73)	179
Total interest paid on interest-bearing liabilities	(905)	(349)	(1,254)

Net interest income	$(643)	$(699)	$(1,342)

The high cost of funds remains a major concern as well as our inability to date to dramatically increase demand deposits despite the execution of strategic initiatives designed to improve our ability to expand our core deposit base, as first developed in 2006.  The net interest margin decreased by 68 basis points to 1.74% for the three-month period ended March 31, 2008 as compared to 2.42% for the same period in 2007.  Our ability to improve net interest margin will hinge on our ability to reduce our reliance on higher-cost funding, increased loan production and reducing our level of nonperforming loans.

Noninterest Income

The Company’s noninterest income consists primarily of loan fees, service charges on deposits and income from bank owned life insurance.  During the quarter ended March 31, 2008, we recognized a securities gain of $734,000.   Other than this securities gain, and a $78,000 loss recognized in other income in 2008 associated with the sale of an OREO property, there was no material change in total noninterest income recognized from continuing operations for the period ended March 31, 2008 compared to the same period in 2007.

Noninterest Expense

Total noninterest expense includes employee-related costs, occupancy and equipment expense and other overhead.  Officers’ and employees’ compensation and benefits recognized from continuing operations for the period ended March 31, 2008 compared to the same period in 2007 increased $231,000 while other operating expense increased $376,000.  Several factors influenced the increase in compensation and benefits cost, an increase of $54,000 in stock compensation costs, severance payments of $83,000, the hiring of two new senior level managers, normal merit increases and increases in the cost of the health insurance plans.  The other operating expense increase was attributable in large measure to increases in credit and collection related costs due to the higher level of nonperforming assets and professional fees related to our efforts to address the requirements of the formal agreement.  Legal fees, professional fees and OREO expenses increased $66,000, $83,000 and $174,000, respectively.   FDIC insurance premiums also increased $48,000 due to the change in our financial institution rating.

Income Taxes

Income tax expense varies from one period to the next with changes in the level of income before taxes, changes in the amount of tax-exempt income, and the relationship of these changes to each other.  Due to the fact that the amount of tax–exempt income, in the form of tax-exempt securities interest income and income from bank owned life insurance, was high in relation to the total pre-tax income (loss) from continuing operations for the three-month periods ended March 31, 2008 and March 31, 2007, the effective tax rate was 48.7% and 52.7%, respectively.

Allowance for Losses on Loans

The allowance for loan losses at March 31, 2008 was $3.9 million, compared to $3.9 million at December 31, 2007.   The allowance for loan losses to gross loans held for investment was 1.69% at March 31, 2008 compared with 1.22% at March 31, 2007.   Management believes the allowance for loan losses was adequate to cover probable incurred credit losses in the loan portfolio at March 31, 2008.

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

Our primary sources of funds are deposits, borrowings, payments on outstanding loans and investments, and loan sales.  While scheduled payments from the amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  Excess funds are invested in overnight deposits to fund cash requirements experienced in the normal course of business. Borrowings may be used to compensate for reductions in deposits or deposit-inflows at less than projected levels and have been used on a longer-term basis to support expanded lending activities.  In the past we have been able to generate sufficient cash through deposits as well as borrowings.

After reviewing the financial and operating condition of the Bank, the Federal Home Loan Bank, on January 29, 2008 rescinded the Bank’s credit availability until such time as the Formal Agreement with the OCC has been terminated or significant improvement in the Bank’s financial condition has occurred.   The Federal Home Loan Bank did allow the Bank to retain credit availability of $66.4 million, which was the amount of borrowings outstanding at that date.   The Federal Home Loan Bank also required that all outstanding advances be collateralized only with cash and/or securities.   Federal funds facilities at the Bankers Bank and Compass Bank were also rescinded.  These actions, coupled with the restrictions placed upon us by the Formal Agreement, which prohibit us from renewing existing brokered deposits or accepting new brokered deposits, have placed a strain on liquidity and have increased the risk that overall liquidity will not be sufficient to satisfy its depositors’ requirements and meet our customers’ credit needs.  We have applied for a brokered deposit waiver with the FDIC but the agency has not yet ruled on the matter.

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

The Company and the Bank are subject to capital requirements of regulatory agencies.  At March 31, 2008, both the Company and the Bank exceeded all such regulatory capital requirements within the regulatory framework as shown in the following table.  As noted under the heading “Formal Agreement” however, the Bank is considered only adequately capitalized and was required to achieve by March 31, 2008 and thereafter maintain, higher minimum capital levels.   The Bank did achieve the higher capital ratios at March 31, 2008, as required.

	March 31, 2008
(Dollars in thousands)	Millennium Bankshares Corporation	Millennium Bank
Tier 1 Capital:
Common stock	$44,637	$14,800
Capital surplus	4,858	34,050
Subordinated debentures (1)	8,000	-
Retained earnings	(5,607)	(2,323)
Disallowed intangible assets	—	—
Total Tier 1 Capital	$51,888	$46,527

Tier 2 Capital:
Allowance for loan losses (2)	3,461	3,429
Off balance sheet risk exposure	—	—
Subordinated debentures	—	—
Total Tier 2 Capital	3,461	3,429
Total Risk Based Capital	$55,349	$49,956
Risk Weighted Assets	$276,482	$273,922

Capital Ratios:
Tier 1 Risk-Based	18.77%	16.99%
Total Risk-Based	20.02%	18.24%
Tier 1 Capital to average adjusted total assets	11.12%	10.05%

(1) Limited to 25% of total Tier 1 core capital elements.  Remainder, if any, is Tier 2 capital.

(2) Limited to 1.25% of risk weighted assets.

By March 31, 2008, the Bank, under conditions within the Formal Agreement, was required to achieve and thereafter maintain a total risk-based capital ratio equal to 13% of risk-weighted assets, a tier 1 capital ratio equal to 12% of risk-weighted assets, and a leverage ratio equal to 10% of adjusted total assets.   At March 31, 2008, as indicated in the table above, the Bank met or exceeded these benchmarks.  At March 31, 2008 the Bank’s total risk-based capital ratio, tier 1 risk-based capital ratio and leverage ratio were 18.24%, 16.99% and 10.05%, respectively.

Deposits

Deposits have been the principal source of funds for use to originate loans and fund investment securities.  Brokered deposits are deposits that we obtain through brokers for a fee.  Brokered deposits are available in bulk, and they do not require any investments in branch offices, branch personnel or additional spending for marketing or education of employees.  The brokered deposits that we have obtained consist primarily of 180-day through 24-month certificates of deposits, which may increase our overall cost of funds and decrease our net interest margin. The brokered deposits outstanding were $48.7 million at March 31, 2008. Due to the capital provisions of the formal agreement, we can no longer accept, renew or rollover brokered deposits until such time as we receive a waiver from the FDIC and/or the “troubled institution” status is lifted.  A brokered deposit waiver request has been filed with the FDIC and is pending.

The Company attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates.  We offer statement savings accounts, various checking accounts, various money market accounts, fixed-rate certificates with varying maturities and individual retirement accounts.  We are expanding our deposit products and services for businesses.

At March 31, 2008, deposits from continuing operations were $258.9 million, a decrease of $34.6 million from $293.5 million at December 31, 2007.  The decrease in deposits was most heavily concentrated in certificates of deposit and includes a decline from one depositor of $20.0 million. Raising low cost deposits continues to be a challenge in our marketplace. Management therefore, continues to focus its marketing efforts towards attracting lower cost transaction accounts. Strategies associated with the demand deposit growth initiative include electronic check deposit, automated wire notification, a corporate wide incentive program and a renewed focus on commercial and industrial loans to small businesses. There is no assurance that these efforts will be successful or, if successful, will reduce our reliance on time deposits and borrowings.

The following table indicates the amount of the Company’s time deposits by time remaining until maturity at March 31, 2008:

	Maturity
	3 Months	Over 3 to	Over 6 to	Over
(Dollars in thousands)	or less	6 months	12 months	12 months	Total

Certificates of deposit less than $100,000	$19,957	$35,654	$31,148	$41,195	$127,954
Certificates of deposit of $100,000 or more	5,095	16,288	15,005	15,728	52,116
Total certificates of deposits	$25,052	$51,942	$46,153	$56,923	$180,070

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

The Bank’s borrowings also include securities sold under agreements to repurchase and federal funds purchased.  Securities sold under agreements to repurchase are collateralized with government agency securities and are essentially deposit equivalents used by our commercial customers.  The Bank uses the proceeds for general corporate purposes.  At March 31, 2008, the Bank had $2.0 million in securities sold under agreements to repurchase and federal funds purchased.

The Bank uses borrowings to supplement deposits when deposit growth does not keep pace with loan growth or when borrowings are available at a lower overall cost to the Bank or they can be invested at a positive rate of return.

At March 31, 2008, the Bank had a borrowing limit of $66.4 million with the Federal Home Loan Bank.

Management intends to fund anticipated loan closings and operating needs through cash on hand, proceeds from the sale of loans, cash generated from operations and anticipated increases in deposits.  Current and anticipated marketing programs will be primarily targeted at the attraction of lower cost transaction accounts.  .

Investments

At March 31, 2008, the Company had $85.6 million in total available for sale securities, a decrease of $87.9 million since December 31, 2007.  The decrease in available for sale securities since year-end 2007 was attributable to the execution of a de-leveraging strategy associated with the sale of the Richmond branches.  The decrease was concentrated primarily in obligations of states and political subdivisions and agency securities.

Loans

Net loans consist of total loans, offset by deferred loan fees and the allowance for loan losses.  Net loans were $227.0 million at March 31, 2008 compared to $243.4 at December 31, 2007.   The decline is associated with our desire to reduce our exposure to commercial real estate and a strategic focus on improving management of the loan portfolio rather than focusing exclusively on loan production.  Management expects little change in the overall balance of net loans during the second quarter 2008 based on an analysis of the existing loan pipeline and anticipated runoff.

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

Non-Performing Assets

We had $12.7 million in non-accrual loans at March 31, 2008, compared to $13.7 million at December 31, 2007.  At March 31, 2008, we had 5 credits aggregating $9.6 million or 75% of the total value of non-performing loans.  The Company believes, based on information known and available currently, that the probable losses related to these credits are adequately reserved in the allowance for loan losses.  The Company also has 2 properties comprising 79% of the OREO category that are in the process of being sold.

The following table details information concerning non-performing assets at the dates indicated:

(Dollars in thousands)	March 31, 2008	December 31, 2007

Non-accrual loans	$12,742	$13,711
Loans past due 90 days or more and still accruing interest	—	$874
Total non-performing loans	$12,742	$14,585
Foreclosed properties	3,450	1,811
Total non-performing assets	$16,192	$16,396
Non-performing loans to total loans	5.52%	5.90%
Non-performing loans to allowance for loan losses	327.4%	378.54%
Nonperforming assets to total assets	4.25%	3.16%

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T.	CONTROLS AND PROCEDURES

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

The Corporation’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based on that evaluation and as a result of the material weakness discussed below, which was discovered in April 2008, the Chief Executive Officer and the Chief Financial Officer concluded that disclosure controls and procedures were not effective in timely alerting them to material information required to be included in our periodic filings with the Commission.

Management assessed the Corporation’s system of internal control over financial reporting as of March 31, 2008. This assessment was conducted based on the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control - Integrated Framework”. Based on this assessment, management believes that the Corporation’s internal control over financial reporting was not effective as of December 31, 2007. Management concluded that there was a material weakness within the Corporation’s internal control structure related to its failure to interpret subsequent event guidance properly.  This weakness resulted in an additional charge to 2007 earnings being made in April 2008.  Under the PCAOB standards, a “material weakness” is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Because it related only to our financial information in the fourth quarter of 2007 and as of December 31, 2007, the material weakness described above did not result in the restatement of any of the financial statements that we have previously fined with the Securities and Exchange Commission.

There were no changes in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

In the course of our operations, we may become a party to legal proceedings arising from the banking, financial, and other activities we conduct.  At March 31, 2008, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on Millennium’s financial condition, operating results, or liquidity.

Item 1A.	Risk Factors

There were no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 in response to Item 1A to Part I of Form 10-K.

Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds.

None

Item 3.         Defaults Upon Senior Securities.

None

Item 4.         Submission of Matters to a Vote of Security Holders.

None

Item 5.        Other Information.

None

Item 6.   Exhibits

31.1	Rule 13a – 14(a) Certification of Principal Executive Officer.*

31.2	Rule 13a – 14(a) Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Financial Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLENNIUM BANKSHARES CORPORATION
(Registrant)

Date: May 15, 2008	/s/ Richard I. Linhart

Richard I. Linhart
President and Chief Executive Officer
(as principal executive officer)

/s/ Dale G. Phelps

Dale G. Phelps
Chief Financial Officer
(as principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a – 14(a) Certification of Principal Executive Officer.*

31.2	Rule 13a – 14(a) Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Financial Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

*Filed herewith