Form 10-Q
period 2008-06-30
MILLENNIUM BANKSHARES CORP
filed 2008-08-19
CIK 1158678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of outstanding shares of the registrant’s common stock as of August 8, 2008 was 8,927,461.

MILLENNIUM BANKSHARES CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

MILLENNIUM BANKSHARES CORPORATION

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	June 30,	December 31,
	2008	2007
Assets:
Cash and due from banks	$6,020	$3,894
Federal funds sold	29,016	1,464
Securities available for sale	80,228	173,476
Restricted stock	5,269	6,541
Loans receivable (net of allowance for loan losses of $4,164 at June 30, 2008 and $3,853 at December 31, 2007)	210,469	243,376
Premises and equipment, net	1,690	1,846
Accrued interest receivable	1,429	2,745
Bank owned life insurance	13,400	13,149
Deferred tax assets	6,957	8,706
Other real estate owned	3,099	1,811
Other assets	2,563	2,945
Assets of discontinued operations	—	58,361

Total assets	$360,140	$518,314

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$18,495	$17,117
Interest-bearing	225,906	276,336
Total deposits	244,401	293,453

Federal funds purchased /repurchase agreements	2,026	1,134
Advances from Federal Home Loan Bank	63,900	91,490
Subordinated debentures	8,000	8,000
Accrued interest payable	728	1,070
Other accrued expenses	587	1,113
Liabilities of discontinued operations	—	83,574
Total liabilities	319,642	479,834

Shareholders’ Equity:
Common stock, par value $5.00 per share, authorized 10,000,000 shares; issued and outstandingat June 30, 2008 and December 31, 2007 – 8,927,461	44,637	44,637
Additional paid-in capital	4,817	4,757
Retained deficit	(7,762)	(10,729)
Accumulated other comprehensive income (loss)	(1,194)	(185)
Total shareholders’ equity	40,498	38,480

Total liabilities and shareholders’ equity	$360,140	$518,314

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Income

(In Thousands, Except Share Data)

	Unaudited		Unaudited
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Interest Income
Loans, including fees	$3,461	$4,952	$7,350	$9,994
Securities
Taxable	953	1,259	2,011	2,421
Tax Exempt	85	498	253	844
Dividends	84	80	148	129
Federal funds sold	161	24	362	280
Total interest income	4,744	6,813	10,124	13,668
Interest Expense
Deposits	2,429	3,247	5,221	6,870
Federal funds purchased and repurchase agreements	4	4	14	5
Advances from Federal Home Loan Bank	763	1,253	1,584	1,859
Subordinated debentures	136	201	301	398
Total interest expense	3,332	4,705	7,120	9,132

Net interest income	1,412	2,108	3,004	4,536

Provision for Loan Losses	1,946	618	1,946	873
Net interest income after provision for loan losses	(534)	1,490	1,058	3,663
Other Income
Service charges on deposit accounts	59	79	138	130
Loan fees	158	83	230	204
Gain on sale of securities	—	—	734	—
Income from bank owned life insurance	127	135	251	248
Losses from sale/write-down of OREO	(252)	—	(330)	(50)
Other income	27	21	85	133
Total other income	119	318	1,108	665
Other Expense
Salaries and employee benefits	1,257	1,195	2,663	2,370
Occupancy and equipment expense	439	421	902	846
Marketing, promotion and advertising	51	63	110	108
FDIC insurance	78	11	147	21
Legal fees	307	140	446	213
OREO expense	153	4	346	24
Other operating expenses	677	701	1,340	1,286
Total other expense	2,962	2,535	5,954	4,868
Income (loss) from Continuing Operations before Income Taxes	(3,377)	(727)	(3,788)	(540)
Provision for Income Tax Expense (benefit)	(1,222)	(452)	(1,422)	(551)
Income (loss) from Continuing Operations	(2,155)	(275)	(2,366)	11
Income (loss) from Discontinued Operations	—	24	5,333	319
Net income (loss)	$(2,155)	$(251)	$2,967	$330

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Income (continued)

(In Thousands, Except Share Data)

	Unaudited		Unaudited
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Earnings (loss) per common share from continuing operations
Basic	$(0.24)	$(0.03)	$(0.26)	$0.00
Diluted	$(0.24)	$(0.03)	$(0.26)	$0.00

Earnings (loss) per common share from discontinued operations
Basic	$0.00	$0.02	$0.60	$0.04
Diluted	$0.00	$0.02	$0.60	$0.03

Earnings (loss) per common share
Basic	$(0.24)	$(0.03)	$0.33	$0.04
Diluted	$(0.24)	$(0.03)	$0.33	$0.04

Dividends per common share	$0.00	$0.02	$0.00	$0.04

Weighted average shares outstanding
Basic	8,927,461	8,926,291	8,927,461	8,926,291
Diluted	8,929,450	9,144,158	8,932,052	9,166,084

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months ended June 30, 2008

(In Thousands Except Per Share Data)

(Unaudited)

				Accumulated
		Additional	Retained	Other
	Common	Paid-in	Earnings	Comprehensive		Comprehensive
	Stock	Capital	(Deficit)	Income (Loss)	Total	Income

Balances, December 31, 2007	$44,637	$4,757	$(10,729)	$(185)	$38,480

Stock compensation expense	—	60	—	—	60
Net income	—	—	2,967	—	2,967	$2,967
Changes in net unrealized gain(loss) on securities available for sale, net of tax effect	—	—	—	(1,009)	(1,009)	(1,009)
Balances – June 30, 2008	$44,637	$4,817	$(7,762)	$(1,194)	$40,498	$1,958

See Accompanying Notes to Consolidated Financial Statements

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Cash Flows (In Thousands)

	Unaudited
	For the Six Months
	Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,967	$330
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,946	873
Depreciation and amortization	269	286
Depreciation and amortization discontinued operations	15	41
Discount accretion and premium amortization on securities, net	22	24
Loss on sale of loans held for sale-discontinued operations	223	—
Gain on sale of branches-discontinued operations	(8,338)	—
Gain on disposal of fixed assets	(7)	—
Loss on disposal of other real estate owned	330	50
Loss on disposal of other assets	—	46
Gain on sale of securities available for sale	(734)	—
Stock compensation expense	60	99
Increase (decrease) in loans held for sale, net discontinued operations	(431)	16,551
Increase in cash surrender value of bank owned life insurance	(251)	(249)
Decrease (increase) in accrued interest receivable	1,316	(270)
Increase (decrease) in accrued interest receivable discontinued operations	(5)	25
Decrease (increase) in other assets	1,845	(1,827)
Decrease (increase) in other assets discontinued operations	(30)	11
(Decrease) increase in accrued interest payable	(342)	380
(Decrease) increase in accrued interest payable discontinued operations	(3)	(6)
Decrease in other liabilities	(525)	(2,709)
Decrease in other liabilities discontinued operations	(28)	5
Net cash provided by (used in) operating activities	(1,701)	13,660
CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in federal funds sold	(27,552)	49,882
Decrease (increase) in loans receivable, net	28,098	(56,883)
Decrease (increase) in loans receivable, net-discontinued operations	(3,710)	45,157
Purchase of securities available for sale	—	(33,593)
Sales (calls) of securities available for sale	90,093	3,000
Pay downs of securities available for sale	3,610	4,535
Disbursement for sale of discontinued branch operations	(34,161)	—
Proceeds from sale of discontinued mortgage operations	13,665	—
Proceeds from disposal of other real estate owned	1,273	—
Proceeds from disposal of fixed assets	7	—
Proceeds from disposal of fixed assets discontinued operations	18	—
Purchase of bank premises and equipment	(113)	(425)
Purchase of bank premises and equipment discontinued operations	—	(6)
Net cash provided by investing activities	71,228	11,667
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	—	(357)
Net decrease in deposits	(49,052)	(67,155)
Net increase (decrease) in deposits discontinued operations	8,349	(22,617)
Net (decrease) increase in FHLB borrowings	(27,590)	61,850
Net increase in funds purchased and securities sold under agreements to repurchase	892	155
Net cash used in financing activities	(67,401)	(28,124)
Increase (decrease) in cash and cash equivalents	2,126	(2,797)
CASH AND CASH EQUIVALENTS
Beginning (1)	3,894	8,288
Ending	$6,020	$5,491

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Cash Flows (continued)

(In Thousands)

Supplemental Cash Flow Information

Interest paid	$7,685	$9,118

Taxes paid	$—	$—

Loans transferred to other real estate owned	$2,813	$879

(1) Beginning balance in 2007 includes $295 from discontinued operations

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Notes to Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2008 and 2007 (Unaudited)

Note 1.   General

Millennium Bankshares Corporation (the “Company,”  “we” or “our”) is a bank holding company headquartered in Reston, Virginia.  We were incorporated in 1998 and began operations in April 1999.  We provide services through our principal operating subsidiary, Millennium Bank, National Association (the “Bank”).  We presently operate four banking offices, all in Virginia; one office each in Reston, Sterling, Herndon, and Warrenton.  In March 2008, we completed the sale of two additional branches located in the Richmond, Virginia area as part of a strategic plan to focus on our core northern Virginia market. We are a community bank providing a broad range of commercial and retail banking services designed to meet the needs of businesses and consumers in the communities we serve.  We emphasize local decision-making within our organization and provide personal service to our customers.  By combining the technological support, products and services that our customers demand with direct access to senior management and responsive customer service, we work to foster a business and consumer banking environment that allows us to effectively compete in our particular market with other financial institutions of all sizes.

The accompanying consolidated financial statements have been prepared in accordance with the requirements of the rules and regulations of the Securities and Exchange Commission.  As a result, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, however, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2008 and the results of operations for the three- and six-month periods ended June 30, 2008 and 2007.

Certain items in the prior period’s consolidated financial statements have been reclassified to conform to the current - period’s presentation.

These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the three-and six-month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

Supervisory Actions

On January 24, 2008, the Bank entered into a formal written agreement (the “OCC Agreement”) with the Office of the Comptroller of the Currency (the “OCC”).  The OCC Agreement requires the Bank to undertake certain actions within designated timeframes, and to operate in compliance with the provisions thereof during its term. The OCC Agreement is based on the results of an examination of the Bank by the OCC commenced as of July 23, 2007.

The provisions of the OCC Agreement include the following: (i) By March 31, 2008, the Bank is required to achieve and thereafter maintain a total risk-based capital ratio equal to 13% of risk-weighted assets, a tier 1 capital ratio equal to 12% of risk-weighted assets, and a leverage ratio equal to 10% of adjusted total assets; (ii) Within 60 days, the Board of Directors of the Bank (the “Board”) is required to adopt and implement a three year capital program, which must be submitted to the OCC for review and prior determination of no supervisory objection; (iii) Within 120 days, the Board is required to adopt and implement a three-year strategic plan which must be submitted to the OCC for review and prior determination of no supervisory objection; (iv) Within 60 days, the Board is required to submit for supervisory review a capable Senior Lending Officer; (v) Within 90 days, the Board is required to adopt and implement a written program to improve the Bank’s loan portfolio management; (vi) Within 120 days, the Board is required to adopt and implement systems which provide for effective monitoring of problem loans, credit administration, compliance with law, and concentrations of credit; (vii) Within 90 days, the Board is required to adopt and implement a written program to eliminate the basis for criticism of assets identified as problem assets; (viii) Within 90 days, the Board is required to adopt and implement a written risk management program; (ix) Within 60 days, the Board is required to review and revise the Bank’s written loan policy; (x) Within 30 days of implementation of the new credit diagnostic system, and no later than May 31, 2008, the Board is required to adopt and implement a written asset diversification program; (xi) Within 60 days, the Board is required to review the adequacy of the Bank’s Allowance for Loan and Lease Losses and establish a program for the maintenance of an adequate Allowance; (xii) Within 60 days, the Board is required to establish an effective, independent and ongoing loan review system to review, at least quarterly, the Bank’s loan and lease portfolios to assure the timely identification and categorization of problem credits and portfolio trends; (xiii) Within 90 days, the Board is required to adopt and implement a written liquidity, asset and liability management policy; (xiv) Within 60 days, the Board is required to submit for supervisory review a capable, full-time Bank Secrecy Act Officer; and (xv) Within 90 days, the Board is required to ensure that the Bank completes the BSA Risk Assessment, and thereafter, the Board shall review and approve the BSA Risk Assessment annually. Compliance with the OCC Agreement is to be monitored by a committee (the “Committee”) of at least five directors, none of whom is an employee of the Bank or a family member of an employee.  The Committee is required to submit written progress reports on a monthly basis and the OCC Agreement requires the Bank to make periodic reports and filings with the OCC.

Failure to comply with the provisions of the OCC Agreement could subject the Bank and its directors to additional enforcement actions.  Compliance with the OCC Agreement is being monitored by a committee (the “Committee”) of five directors, none of whom is an employee of the Bank or a family member of an employee.  The Committee has been submitting written progress reports to the OCC as required by the OCC Agreement. The Bank has provided draft policies to the OCC and has taken actions intended to comply with each of the requirements of the OCC Agreement within the time frames provided.  However, there can be no assurance:

•                 That the OCC will deem the Bank’s actions to be adequate.

•                 That further compliance activities will not be required.

•                 That compliance with the OCC Agreement will enable the Corporation and Bank to resume profitable operations.

•                 That efforts to comply with the OCC Agreement, or to refocus the Bank as a traditional community bank, will not have adverse effects on the operations and financial condition of the Company.

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

On June 3, 2008 the Company entered into a written agreement (the “FRB Agreement”) with the Federal Reserve Bank of Richmond (the “FRB”).  The FRB Agreement was not unexpected in light of the OCC Agreement.   During the term of the FRB Agreement, the Company may not (i) declare or pay any dividends that are not consistent with Federal Reserve policy statements; (ii) declare or pay any dividends without the prior written approval of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors (the “Director’);   (iii) make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without the prior written approval of the FRB and the Director; (iv) incur, increase, or guarantee any debt without the prior approval of the FRB; or (v) purchase or redeem any shares of stock without the prior written approval of the FRB.

The Company is also required to obtain prior approval for the appointment of new directors, the hiring or promotion of senior executive officers, and to comply with restrictions on severance payments and indemnification payments to institution affiliated parties.   The Company is also required to make quarterly progress reports to the FRB.

Failure to comply with the provisions of the FRB Agreement could subject the Company and its directors to additional enforcement actions.  While the Company has already implemented or is acting in accordance with the requirements of the FRB Agreement, there can be no assurance that the Company will be able to comply fully with the provisions of the FRB Agreement, or that efforts to comply with the FRB Agreement will not have adverse effects on the operation and financial condition of the Company.

A brokered deposit waiver request was filed with the FDIC during the 2nd quarter 2008 and approved on June 20, 2008 which remains effective until December 15, 2008.

Richmond Branches

On March 14, 2008, the Company completed the sale of its two branches in the Richmond, Virginia market to EVB, a wholly owned subsidiary of Eastern Virginia Bankshares (Nasdaq: EVBS).  EVB assumed the deposits, fixed assets, and certain of the outstanding loans of the Colonial Heights and Broad Street branches and paid the Bank a premium on the outstanding deposits on the effective date of the transaction.    The sale was part of a series of strategic transactions designed to reposition the Bank as a smaller community bank concentrating exclusively in the Northern Virginia market. Total deposits assumed amounted to $91.9 million. Total loans of $48.9 million, originated in the Richmond market, were also purchased by the buyer of the branches.  A pre-tax gain of $8.3 million was recognized from the transaction, which is reflected in income from discontinued operations.

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

Note 2.   Subsequent Event

In late July 2008, the Company took action to surrender its bank owned life insurance (“BOLI”) policies.  This action was taken primarily to improve on balance sheet liquidity.   Secondarily, it was deemed prudent not to continue to generate tax-exempt income when the Company currently has unused net operating loss carryforwards.  The surrender of the BOLI will generate cash flows of $13.4 million and taxable income of $1.4 million to be used against the net operating loss carryforward.  A 10% penalty, or $140,000 will also be paid upon surrender.  Proceeds are expected to be received by August 31, 2008.

Note 3.   Discontinued Operations

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

STATEMENT OF INCOME FOR DISCONTINUED OPERATIONS

	Unaudited		Unaudited
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Interest Income	$—	$1,461	$1,138	$3,568
Interest Expense	—	1,211	943	2,770
Net Interest Income	—	250	195	798

Provision for Loan Losses	—	—	—	—

Net Interest Income after Provision for Loan Losses	—	250	195	798

Noninterest Income
Gain (loss) on sale of loans and loan fees	—	20	(309)	124
Gain on sale of branches	—	—	8,338	—
Other income	—	20	16	33
Total noninterest income	—	40	8,045	157

Noninterest Expense
Salaries and benefits	—	143	63	273
Occupancy and equipment expense	—	83	60	143
Marketing, promotion and advertising expense	—	1	2	2
Other operating expense	—	27	35	55
Total noninterest expense	—	254	160	473

Income from Discontinued Operations before Income Taxes	—	36	8,080	482
Provision for Income Taxes (benefit)	—	12	2,747	163
Income from Discontinued Operations	$—	$24	$5,333	$319

For the three months ended June 30, 2008 and 2007, the loss from discontinued mortgage operations totaled $0 and $(160,000).  For the three months ended June 30, 2008 and 2007, the income from discontinued operations related to the Richmond branches totaled $0 and $184,000.

For the six months ended June 30, 2008 and 2007, the loss from discontinued mortgage operations totaled $(141,000) and $(52,000).  For the six months ended June 30, 2008 and 2007, the income from discontinued operations related to the Richmond branches totaled $5.5 million and $371,000.

The tables below set forth the assets and liabilities of discontinued operations.

December 31,
(Dollars in thousands)	2007
Cash	$245
Loans	45,144
Loans held for sale	12,636
Fixed assets	125
Other assets	211
Assets of discontinued operations	$58,361

December 31,
(Dollars in thousands)	2007
Deposits	$83,523
Other liabilities	51
Liabilities of discontinued operations	$83,574

As of June 30, 2008, all discontinued assets and liabilities were sold.

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

Note 4.          Stock Option Plan

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

The following table summarizes stock option activity for the six months of 2008.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	829,980	$7.12
Granted	188,976	5.07
Exercised	—	—
Expired	(293,535)	5.61
Forfeited	(77,312)	8.06
Outstanding at June 30, 2008	648,109	$7.12	7.3	$0

Exercisable at June 30, 2008	273,709	$6.56	4.9	$0

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. For the three months ended June 30, 2008 the Company recorded $(41,000) in stock compensation expense to salaries and employee benefits compared to $47,000 for the same period last year.  The stock compensation expense was lower in the three-month period ended June 30, 2008 due to the effect of higher than expected forfeitures which were not reflected in previously recognized compensation expense under SFAS 123R.   For the six months ended June 30, 2008, the Company recorded stock compensation expense of $60,000 compared to $99,000 for the same period last year.

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

The assumptions for options granted in 2008 are as follows:

Risk free interest rate	3.72%
Expected dividend yield	0.00%
Expected life of options (in years)	10
Expected volatility	21.7%
Estimated fair value per share	$2.12

SFAS 123R requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. The Company did not reduce its compensation expense for estimated forfeitures prior to vesting primarily based on the limited number of holders of unvested stock options in the first three months of 2008.  During the 2nd quarter of 2008, an unusually high number of forfeitures occurred due to unanticipated employee resignations. Also, in 2008, we terminated, for cause, the employment and consulting agreements with Carroll C. Markley, the former President and Chief Executive Officer of the Company.  As a result of this action, 293,535 of options granted to Mr. Markley were expired.  Estimated forfeitures will continue to be reassessed in subsequent periods and may change based on new facts and circumstances.

As of June 30, 2008 there was $688,000 of total unrecognized compensation expense related to unvested awards under the Plan.

Note 5.          Securities

Securities available for sale and related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at June 30, 2008 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Government sponsored entities and Agency securities	$24,709	$169	$(1)	$24,877
Mortgage-backed securities	40,219	74	(553)	39,740
Obligations of states and political subdivisions	8,387	—	(298)	8,089
Other debt securities	8,723	—	(1,201)	7,522
Total debt securities	$82,038	$243	$(2,053)	$80,228

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

Securities available for sale and related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at December 31, 2007 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Government sponsored entities and Agency securities	$61,722	$189	$(6)	$61,905
Mortgage-backed securities	48,508	194	(167)	48,535
Obligations of states and political subdivisions	54,777	34	(366)	54,445
Other debt securities	8,749	15	(173)	8,591
Total debt securities	$173,756	$432	$(712)	$173,476

Note 6.   Loans

Loans receivable included the following at the dates indicated:

	June 30,	December 31,
	2008	2007
	(In Thousands)
Real estate loans
Residential	$66,956	$69,175
Commercial	75,651	90,024
Construction	43,989	57,098
Total real estate loans	$186,596	$216,297
Commercial	19,925	18,792
Consumer	8,259	12,225
Overdrafts	35	25
Subtotal	$214,815	$247,339
Allowance for loan losses	(4,164)	(3,853)
Deferred loan fees	(182)	(110)
Total	$210,469	$243,376

Note 7.   Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	June 30,	June 30,
	2008	2007
	(In Thousands)
Balance at January 1	$3,853	$3,441
Provision charged to operating expense	1,946	873
Recoveries added to the allowance	49	41
Loan losses charged to the allowance	(1,684)	(313)
Balance at the end of the period	$4,164	$4,042

Note 8.   Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.  No stock options or warrants were considered anti-dilutive in computing weighted average shares.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Income (loss) from continuing operations	$(2,155)	$(275)	$(2,366)	$11

Weighted average shares outstanding	8,927,461	8,926,291	8,927,461	8,926,291

Basic earnings (loss) per share from continuing operations	$(0.24)	$(0.03)	$(0.26)	$0.00

Income (loss) from continuing operations	$(2,155)	$(275)	$(2,366)	$11

Weighted average shares outstanding	8,927,461	8,926,291	8,927,461	8,926,291
Add dilutive effects of assumed exercises of stock options	1,989	217,867	4,591	239,793
Weighted average shares outstanding adjusted for dilution	8,929,450	9,144,158	8,932,052	9,166,084

Diluted earnings (loss) per share from continuing operations	$(0.24)	$(0.03)	$(0.26)	$0.00

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Income from discontinued operations	$—	$24	$5,333	$319

Weighted average shares outstanding	8,927,461	8,926,291	8,927,461	8,926,291

Basic earnings per share from discontinued operations	$0.00	$0.00	$0.60	$0.04

Income from discontinued operations	$—	$24	$5,333	$319

Weighted average shares outstanding	8,927,461	8,926,291	8,927,461	8,926,291
Add dilutive effects of assumed exercises of stock options	1,989	217,867	4,591	239,793
Weighted average shares outstanding adjusted for dilution	8,929,450	9,144,158	8,932,052	9,166,084

Diluted earnings per share from discontinued operations	$0.00	$0.00	$0.60	$0.03

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$(2,155)	$(251)	$2,967	$330

Weighted average shares outstanding	8,927,461	8,926,291	8,927,461	8,926,291

Basic earnings (loss) per share	$(0.24)	$(0.03)	$0.33	$0.04

Net income (loss)	$(2,155)	$(251)	$2,967	$330

Weighted average shares outstanding	8,927,461	8,926,291	8,927,461	8,926,291
Add dilutive effects of assumed exercises of stock options	1,989	217,867	4,591	239,793
Weighted average shares outstanding adjusted for dilution	8,929,450	9,144,158	8,932,052	9,166,084

Diluted earnings (loss) per share	$(0.24)	$(0.03)	$0.33	$0.04

Stock options totaling 519,929 were considered anti-dilutive in computing weighted average shares for the three and six-month periods ended June 30, 2008.

Note 9.    Recent Accounting Standards

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

Fair Value Measurement

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Statement 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs that may be used to measure fair value:

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

Description	Level 1	Level 2	Level 3	Balance at June 30, 2008
Assets:
Securities available for sale	$—	$80,228	$—	$80,228

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below. The Company has no liabilities that are measured at fair value on a nonrecurring basis.

Description	Level 1	Level 2	Level 3	Balance at June 30, 2008
Assets:
Impaired loans	$—	$15,306	$—	$15,306

As of June 30, 2008 the Company had impaired loans totaling $15.8 million with an associated valuation allowance of $455,000. Including the effects of charge-offs taken on impaired loans during the six-month period ended June 30, 2008; the additional loan loss provision required on impaired loans during the six months ended June 30, 2008 was $1.3 million.

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

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Change in unrealized holding gains (losses) on available-for-sale securities	$(2,450)	$(3,759)	$(796)	$(3,104)
Reclassification adjustment for gains realized in income	—	—	(734)	—
Net unrealized gains (losses)	(2,450)	(3,759)	(1,530)	(3,104)
Tax effect	833	1,279	521	1,055
Other comprehensive income (loss)	$(1,617)	$(2,480)	$(1,009)	$(2,049)

Note 11.  Contingencies

In the course of our operations, we may become a party to legal proceedings arising from the banking, financial, and other activities we conduct.  At June 30, 2008, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on Millennium’s financial condition, operating results, or liquidity.

Note 12.  Capital Ratios

Under the conditions of the OCC Agreement, the Bank, was required to achieve by June 30, 2008and thereafter maintain a total risk-based capital ratio equal to 13% of risk-weighted assets, a tier 1 capital ratio equal to 12% of risk-weighted assets, and a leverage ratio equal to 10% of adjusted total assets.   At June 30, 2008 the Bank met or exceeded these benchmarks.  At June 30, 2008 the Bank’s total risk-based capital ratio, tier 1 risk-based capital ratio and leverage ratio were 17.05%, 15.79% and 10.96%, respectively.

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

These forward- looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•                  The ability to successfully manage our liquidity position;

•                  The ability to successfully manage our renewed focus as a northern Virginia-focused community bank;

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

•                  Our ability to comply with the other provisions of the formal agreement and the FRB agreement;

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

The following discussion and analysis of the financial condition and results of operations of the Company for the three- and six- month periods ended June 30, 2008 should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in this report.

Regulatory Actions

On January 24, 2008, the Bank entered into a formal written agreement (the “OCC Agreement”) with the Office of the Comptroller of the Currency (the “OCC”).  The OCC Agreement requires the Bank to undertake certain actions within designated timeframes, and to operate in compliance with the provisions thereof during its term. The OCC Agreement is based on the results of an examination of the Bank by the OCC commenced on July 23, 2007.

The provisions of the OCC Agreement include the following: (i) By March 31, 2008 the Bank is required to achieve and thereafter maintain a total risk-based capital ratio equal to 13% of risk-weighted assets, a tier 1 capital ratio equal to 12% of risk-weighted assets, and a leverage ratio equal to 10% of adjusted total assets; (ii) Within 60 days, the Board of Directors of the Bank (the “Board”) is required to adopt and implement a three year capital program, which must be submitted to the OCC for review and prior determination of no supervisory objection; (iii) Within 120 days, the Board is required to adopt and implement a three-year strategic plan which must be submitted to the OCC for review and prior determination of no supervisory objection; (iv) Within 60 days, the Board is required to submit for supervisory review a capable Senior Lending Officer; (v) Within 90 days, the Board is required to adopt and implement a written program to improve the Bank’s loan portfolio management; (vi) Within 120 days, the Board is required to adopt and implement systems which provide for effective monitoring of problem loans, credit administration, compliance with law, and concentrations of credit; (vii) Within 90 days, the Board is required to adopt and implement a written program to eliminate the basis for criticism of assets identified as problem assets; (viii) Within 90 days, the Board is required to adopt and implement a written risk management program; (ix) Within 60 days, the Board is required to review and revise the Bank’s written loan policy; (x) Within 30 days of implementation of the new credit diagnostic system, and no later than May 31, 2008, the Board is required to adopt and implement a written asset diversification program; (xi) Within 60 days, the Board is required to review the adequacy of the Bank’s Allowance for Loan and Lease Losses and establish a program for the maintenance of an adequate Allowance; (xii) Within 60 days, the Board is required to establish an effective, independent and ongoing loan review system to review, at least quarterly, the Bank’s loan and lease portfolios to assure the timely identification and categorization of problem credits and portfolio trends; (xiii) Within 90 days, the Board is required to adopt and implement a written liquidity, asset and liability management policy; (xiv) Within 60 days, the Board is required to submit for supervisory review a capable, full-time Bank Secrecy Act Officer; and (xv) Within 90 days, the Board is required to ensure that the Bank completes the BSA Risk Assessment, and thereafter, the Board shall review and approve the BSA Risk Assessment annually.

Compliance with the OCC Agreement is being monitored by a committee (the “Committee”) of five directors, none of whom is an employee of the Bank or a family member of an employee.  The Committee has been submitting written progress reports to the OCC as required by the OCC Agreement. The Bank has provided draft policies to the OCC and has taken actions intended to comply with each of the requirements of the OCC Agreement within the time frames provided.  However, there can be no assurance that the OCC will deem the Bank’s actions to be adequate, or that further compliance activities will not be required.

On May 29, 2008 the Company entered into a written agreement (the “FRB Agreement”) with the Federal Reserve Bank of Richmond (the “FRB”).  The FRB Agreement was not unexpected in light of the OCC Agreement.  During the term of the FRB Agreement, the Company many not (i) declare or pay any dividends that are not consistent with Federal Reserve policy statements; (ii) declare or pay any dividends without the prior written approval of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors (the “Director’);  (iii) make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without the prior written approval of the FRB and the Director; (iv) incur, increase, or guarantee any debt without the prior approval of the FRB; or (v) purchase or redeem any shares of stock without the prior written approval of the FRB.

The Company is also required to obtain prior approval for the appointment of new directors, the hiring or promotion of senior executive officers, and to comply with restrictions on severance payments and indemnification payments to institution affiliated parties. The Company is also required to make quarterly progress reports to the FRB.

The Company had already implemented or was acting in accordance with the requirements of the FRB Agreement prior to its signing.

Strategy

In July 2007, Richard Linhart joined the Bank as President and CEO.  With the support of the Bank’s Board of Directors and under Mr. Linhart’s leadership, the Bank began initiating a series of corrective actions and strategic decisions commencing in July 2007 in response to anticipated final findings of the OCC’s examiners.  Among the actions taken are the following:

•                  The Bank embarked on a balance sheet repositioning strategy consisting of three main components; (i) the sale of its two Richmond branches to refocus its franchise on the core Northern Virginia market exclusively (completed in March 2008 at which time a pre-tax gain of $8.3 million was recorded), (ii) the sale of $104 million in investment securities to partially fund the sale of the two branches and provide a source of immediate on-balance sheet liquidity and (iii) evaluate options in connection with the portfolio of Held for Sale/Repurchased loans To avoid further exposure to losses due to market conditions and extended delays in resolution, the Bank, on February 7, 2008, entered into an agreement to sell its entire portfolio of held for sale and repurchased mortgage loans (the “Portfolio”) to Beltway Capital, Hunt Valley, Maryland.  The transaction closed on February 8, 2008. Prior to the sale, the loan balance of the Portfolio aggregated $31.3 million, against which the Bank had a valuation allowance of $6.9 million at December 31, 2007.  The Portfolio consisted of $5.7 million of current performing loans, $11.9 million of delinquent loans, $13.0 million of loans in various stages of foreclosure, and $0.7 million in properties held in other real estate owned. The wholesale bulk sale price paid by Beltway was 43.55% of the outstanding loan balance, or $13.6 million plus accrued interest.  Since the Bank established an additional valuation allowance of $10.8 million, or $7.1 million, net of taxes, as of December 31, 2007, no gain or loss was recognized on loans included in the bulk sale in the three and six month periods ending June 30, 2008.

•                  The Bank implemented a new loan underwriting and administrative system (Credit Quest), designed to strengthen the credit underwriting, and administration function.

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

•                  Right sizing the expense and cost structure of the organization in light of its re-focused activities.  Since the fourth quarter 2008, management has been engaged in an aggressive review of staffing, expenses, and costs.  Apart from these factors, management has engaged in an aggressive review of all of its overhead expenses.

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

•                  Diversify our loan portfolio through the use of an array of commercial and Small Business Administration loan products.  We are also focused on increasing our core deposits, reducing our dependence on brokered deposits and attracting additional small business customers.

Financial Summary

General

For the three months ended June 30, 2008, the Company reported a loss from continuing operations of $2,155,000 or ($0.24) per diluted share, compared to a loss from continuing operations income from continuing operations of $275,000, or ($0.03) per diluted share, for the same period in 2007.  The loss for the second quarter of 2008 was significantly impacted by a loan loss provision of $1.9 million that was required due to a combination of residential and commercial charge-offs and further deterioration in the loan quality of the commercial real estate portfolio as the economic downturn continued to deepen. The Company took full or partial charge-offs totaling $1.7 million during the quarter. Included in the charge-offs were 10 mortgage loans totaling $592,000 that were in the process of foreclosure,  $502,000 for a land development project and $583,000 for six additional commercial credits.  Specific reserves had previously been established for $998,000 of the total charge-offs.  Net charge-offs to average loans on an annualized basis increased to 3.03% for the quarter ended June 30, 2008 compared with 0.35% for the same period last year. Also impacting earnings for the quarter were OREO write-downs of $252,000. During the quarter ended June 30, 2008, we received formal purchase offers on two OREO properties and took the write-downs to bring our carrying value on these properties at June 30, 2008 to the amount expected to be realized from the sale of the properties.  At June 30, the allowance for loan losses, as a percentage of total loans, increased to 1.94% compared with 1.30% one year ago.

Including income from discontinued operations, which reflect the impact on earnings from the sale in February 2008 of the Company’s portfolio of held for sale and repurchased loans, and earnings attributable to the sale of the Richmond area branches in March 2008, we reported net income for the six months ended June 30, 2008 of $3.0 million, $0.33 per diluted share versus net income of $330,000, $0.04 per diluted share, for the same period last year.

Total assets decreased to $360.1 million at June 30, 2008, compared to $518.3 million at December 31, 2007, reflecting the execution of the balance sheet strategies referenced under the heading “Strategy.”  Comparing June 30, 2008 to December 31, 2007, securities available for sale decreased 54% as we executed an investment de-leveraging strategy designed to fund the sale of the Richmond branches and to provide additional on-balance sheet liquidity as evidenced by the $27.6 million increase in federal funds sold since December 31, 2007.  Loans receivable, net of allowance for loan losses, decreased 13.5% as we continued to reduce our exposure to commercial real estate and construction loans and our focus, in the short-term, was on improved management of our existing portfolio rather than in loan production.  We had expected an uptick in loan production in the 2nd quarter 2008 but funding was delayed until the 3rd quarter to further evaluate the assessment of our liquidity position. All of the assets and liabilities of discontinued operations existing at December 31, 2007 were sold or assumed at March 31, 2008.    Total deposits decreased 17% and advances from the Federal Home Loan Bank declined $27.6 million.  The decline in deposits was principally due to runoff of higher cost certificates of deposit triggered by a more conservative pricing policy, as we delicately balanced our liquidity needs with our efforts to stabilize the net interest margin.

Shareholders’ equity was $40.5 million at June 30, 2008, an increase of $2.0 million from December 31, 2007 principally due to the income generated from the sale of the Richmond branches.

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

Table 1 sets forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, shareholders’ equity and the related income, expense and corresponding weighted average yields and costs.   Assets and liabilities reflected in the table include assets and liabilities from discontinued operations.   Loans placed on non-accrual status are included in the average balances.   Net loan fees included in interest income totaled $(25,000) and $27,000 for the three months ended June 30, 2008 and June 30, 2007, respectively.

As reflected in Table 1, net interest income on a fully taxable-equivalent basis was $1.5 million for the three months ended June 30, 2008 compared to $2.7 million for the same period in 2007.  Fully taxable-equivalent interest income for the three months ended June 30, 2008 was $4.8 million, down from $8.6 million for the same period last year.  The interest income decline was attributable to a 35.1% decrease in average earning assets coupled with a 91 basis point decrease in gross yield.  As reflected in Table 3, $3.0 million of the decline was attributable to volume and $843,000 was attributable to rate changes.  The decline in average earning assets, in large measure, reflects the effects of the balance sheet repositioning strategies executed in the first quarter of 2008 as discussed under the heading “Strategy”.  Average loans decreased $103.4 million for the three months ended June 30, 2008 compared with the same period in 2007 with the decrease primarily reflected in loans secured by real estate, both commercial and residential.  The loan decrease reflects in large measure, the combined effects of the sale of the Richmond branches and concentrated efforts to reduce our exposure to commercial real estate secured loans. Loan yield decreased 94 basis points as existing variable rate loans tied to prime repriced downward concurrent with the 325 basis point decline in the prime rate since September 2007 and 225 basis point decline since January 1, 2008, resulting from the actions of the Federal Open Market Committee (“FOMC”) and as higher yielding fixed rate loans paid off or were not renewed.   Loan yield also declined due to the higher level of nonperforming loans included in the average balances for the three month period ended June 30, 2008 compared to the same period last year. Average securities for the three months ended June 30, 2008 also registered a steep decline compared to the same period last year as proceeds from the sale of investments were utilized to partially fund the Richmond branch sale executed in the first quarter of 2008 and to offset certificate of deposit runoff that was funding this asset. We also maintained a higher than normal average balance in federal funds sold for the three months ended June 30, 2008 compared with the same period last year.   As discussed under the heading “Liquidity and Capital Resources”, we deemed it prudent to maintain as much on-balance sheet liquidity as possible, to the detriment of our net interest margin, due to our inability to access contingency funding sources that were previously available to us prior to the signing of the OCC Agreement.

Table 1

	Three Months Ended
	June 30, 2008			June 30, 2007
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balances	Expense	Rate	Balances	Expense	Rate
Assets:
Interest Earning Assets:
Loans, net of unearned discounts(1)	$222,103	$3,461	6.27%	$325,528	$5,854	7.21%
Securities (2)	88,980	1,167	5.28%	203,368	2,738	5.40%
Federal funds sold	32,924	161	1.97%	1,478	20	5.43%
Total interest earning assets	344,007	$4,789	5.60%	530,374	$8,612	6.51%
Other assets	29,518			25,290
Total assets	$373,525			$555,664
Interest-Bearing Liabilities:
Interest-bearing deposits	$235,154	$2,429	4.15%	$368,764	$4,395	4.78%
Borrowed funds	75,350	903	4.82%	111,931	1,521	5.45%
Total interest-bearing liabilities	310,504	$3,332	4.32%	480,695	$5,916	4.94%
Other liabilities:
Demand deposits	17,593			24,363
Other liabilities	1,796			3,335
Total liabilities	329,893			508,393
Shareholders’ equity	43,632			47,271
Total liabilities and shareholders’ equity	$373,525			$555,664
Net interest income		$1,457			$2,696
Interest spread (3)			1.28%			1.57%
Net interest yield on earning assets (net interest margin) (4)			1.70%			2.04%

(1)          Includes nonaccrual loans.

(2)          Income computed on a fully taxable-equivalent basis.

(3)          Interest spread is the average yield earned on earning assets less the average rate incurred on interest bearing liabilities.

(4)          Net interest margin is net interest income expressed as a percentage of average earning assets.

Interest expense decreased $2.6 million as both the average balance of interest-bearing liabilities and the rates paid thereon decreased.  Most of the decreased funding was concentrated in higher-rate certificates of deposit and borrowings.  The decline in average-interest bearing deposits was also heavily influenced by the sale of the Richmond branches. The rate paid on interest-bearing liabilities decreased in lesser magnitude than the earning asset yield due to intense competition for deposits, which impacts our ability to drop rates aggressively and in tandem with FOMC actions.  Also, certificates of deposits are not subject to repricing until maturity.

As reflected in Table 2, net interest income on a fully taxable-equivalent basis was $3.3 million for the six months ended June 30, 2008 compared to $5.9 million for the same period in 2007.  Net loan fees included in interest income totaled $(45,000) and $92,000 for the six months ended June 30, 2008 and June 30, 2007, respectively.  Fully taxable-equivalent interest income for the six months ended June 30, 2008 was $11.4 million, down from $17.8 million for the same period last year.  The interest income decline was attributable to a 27.3% decrease in average earning assets coupled with an 82 basis point decrease in gross yield.  As reflected in Table 3, $4.5 million of the decline was attributable to volume and $1.9 million was attributable to rate changes.  The decline in average earning assets was attributable primarily to the balance sheet de-leveraging strategies undertaken in 2008 to improve our capital position and refocus our efforts core community banking activities.  Average loans decreased $74.0 million for the six months ended June 30, 2008 compared with the same period in 2007 with the decrease primarily reflected in loans secured by real estate, both commercial and residential.   Loan yield decreased 100 basis points as existing variable rate loans tied to prime repriced downward concurrent with the 325 basis point decline in the prime rate since September 2007, resulting from the action of the FOMC.

Table 2

	Six Months Ended
	June 30, 2008			June 30, 2007
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balances	Expense	Rate	Balances	Expense	Rate
Assets:
Interest Earning Assets:
Loans, net of unearned discounts(1)	$252,447	$8,252	6.57%	$326,421	$12,258	7.57%
Securities (2)	104,941	2,761	5.29%	194,920	5,187	5.37%
Federal funds sold	32,143	393	2.46%	14,698	381	5.23%
Total interest earning assets	389,531	$11,406	5.89%	536,039	$17,826	6.71%
Other assets	30,493			25,867
Total assets	$420,024			$561,906
Interest-Bearing Liabilities:
Interest-bearing deposits	$278,922	$6,126	4.42%	$397,590	$9,525	4.83%
Borrowed funds	77,931	1,937	5.00%	86,929	2,377	5.51%
Total interest-bearing liabilities	356,853	$8,063	4.54%	484,519	$11,902	4.95%
Other liabilities:
Demand deposits	19,602			25,585
Other liabilities	1,873			4,501
Total liabilities	378,328			514,605
Shareholders’ equity	41,696			47,301
Total liabilities and shareholders’ equity	$420,024			$561,906
Net interest income		$3,343			$5,924
Interest spread (3)			1.35%			1.76%
Net interest yield on earning assets (net interest margin) (4)			1.73%			2.23%

(1)          Includes nonaccrual loans.

(2)          Income computed on a fully taxable-equivalent basis.

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

Table 3

	Three Months Ended June 30,			Six Months Ended June 30,
	2008 vs. 2007			2008 vs. 2007
	Due to	Change in		Due to	Change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Earned On:
Loans	$(1,623)	$(770)	$(2,393)	$(2,398)	$(1,608)	$(4,006)
Securities	(1,508)	(63)	(1,571)	(2,353)	(73)	(2,426)
Federal Funds Sold	151	(10)	141	214	(202)	12
Total interest earned on interest-bearing assets	(2,980)	(843)	(3,823)	(4,537)	(1,883)	(6,420)

Interest Paid On:
Interest-bearing deposits	(1,389)	(577)	(1,966)	(2,586)	(813)	(3,399)
Borrowed funds	(441)	(177)	(618)	(220)	(220)	(440)
Total interest paid on interest-bearing liabilities	(1,830)	(754)	(2,584)	(2,806)	(1,033)	(3,839)

Net interest income	$(1,150)	$(89)	$(1,239)	$(1,731)	$(850)	$(2,581)

The high cost of funds remains a major focus as well as our inability to date to dramatically increase demand deposits and other lower cost deposits despite the execution of strategic initiatives designed to improve our ability to expand our core deposit base.  The net interest margin for the six months ended June 30, 2008 decreased by 50 basis points to 1.73% compared to 2.23% for the same period in 2007.  We do expect improvement in our net interest margin for the remainder of the year as we pick up the benefit of repricing on maturing certificates of deposits, including brokered certificates of deposit, and fixed rate advances from the Federal Home Loan Bank and as nonperforming loans, secured by real estate, migrate to OREO status.

 Noninterest Income

The Company’s noninterest income consists primarily of loan fees, service charges on deposits and income from bank owned life insurance.  During the quarter ended June 30, 2008, we received formal purchase offers on two OREO properties and recognized write-downs totaling $252,000 to bring our carrying value on these properties at June 30, 2008 to the amount expected to be realized from the sale of the properties.  Other than this write-down and an increase of $75,000 in loan fees attributable in large measure to a prepayment penalty assessed on the early payoff of a commercial loan, there was no material change in total noninterest income recognized from continuing operations for the period ended June 30, 2008 compared to the same period in 2007.

During the six months ended June 30, 2008, we recognized a securities gain of $734,000 associated with the investment deleveraging strategy executed in the first quarter of 2008 and losses from the sale or write-down of OREO for $330,000.  For the same period in 2007, there were no securities gains recognized and only $50,000 in losses from the sale or write-down of OREO.   Other than these non-recurring gains and losses, there was no material change in total noninterest income recognized from continuing operations for the period ended June 30, 2008 compared to the same period in 2007.

Due to our decision to surrender our BOLI policies, noninterest income recognized from the increase in cash surrender value will no longer be recognized in future periods.   The loss of noninterest income is expected to be replaced by higher net interest income, either in the form of increased interest income from earning assets or as a reduction in funding costs.

Noninterest Expense

Total noninterest expense includes employee-related costs, occupancy and equipment expense and other overhead.  Officers’ and employees’ compensation and benefits recognized from continuing operations for the three months ended June 30, 2008 compared to the same period in 2007 increased $62,000 while other operating expense increased $359,000.  The other operating expense increase is due primarily to significant credit and collection costs incurred in managing the nonperforming loans and OREO properties.  Legal expenses and OREO expenses for the second quarter of 2008 were $307,000 and $153,000, respectively compared to $140,000 and $4,000 in the same period last year.

Officers’ and employees’ compensation and benefits recognized from continuing operations for the six month period ended June 30, 2008 compared to the same period in 2007 increased $293,000 while other operating expense increased $735,000.  Several factors influenced the increase in compensation and benefits cost; severance payments of $83,000, the hiring of two new senior level managers, normal merit increases and increases in the cost of the health insurance plans.  The other operating expense increase was attributable in large measure to increases in credit and collection related costs due to the higher level of nonperforming assets and professional fees related to our efforts to address the requirements of the formal agreement.  Legal expenses, OREO expenses and professional fees for the six months ended June 30, 2008 were $446,000, $346,000, and $155,000 compared to $213,000, $24,000, and $66,000 for the same period last year. FDIC insurance premiums have also increased by $114,000 in correlation with higher risk-based assessments that became effective after the OCC Agreement was signed.

Income Taxes

Income tax expense varies from one period to the next with changes in the level of income before taxes, changes in the amount of tax-exempt income, and the relationship of these changes to each other.  Due to the fact that the amount of tax–exempt income, in the form of tax-exempt securities interest income and income from bank owned life insurance, was high in relation to the total pre-tax income (loss) from continuing operations for the three-and six-month periods ended June 30, 2008 and June 30, 2007, the effective tax rates are unusually skewed.

In the third quarter 2008, the surrender of the BOLI policies will generate taxable income of approximately $1.4 million, which will be absorbed by net operating loss carry forwards.   The $1.4 million amount is also subject to a 10% tax penalty.

Allowance for Losses on Loans

The allowance for loan losses at June 30, 2008 was $4.2 million, compared to $3.9 million at December 31, 2007.   The allowance for loan losses to gross loans held for investment was 1.94% at June 30, 2008 compared with 1.56% at December 31, 2007.   Management believes the allowance for loan losses was adequate to cover probable incurred credit losses in the loan portfolio at June 30, 2008.  A loan loss provision of $1.9 million in the 2nd quarter of 2008 was taken due to a combination of residential and commercial charge-offs and further deterioration in the loan quality of the commercial real estate portfolio as the economic downturn continued to deepen. The Company took full or partial charge-offs totaling $1.7 million during the quarter. Included in the charge-offs were 10 mortgage loans totaling $592,000 that were in the process of foreclosure,  $502,000 for a land development project and $583,000 for six additional commercial credits.  Specific reserves had previously been established for $998,000 of total charge-offs.  Net charge-offs to average loans on an annualized basis increased to 3.03% for the quarter ended June 30, 2008 compared with 0.35% for the same period last year.

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations either through the sale of existing assets or the acquisition of additional funds through asset and liability management.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided.

Our primary sources of funds are deposits, borrowings, payments on outstanding loans and investments, and loan sales.  While scheduled payments from the amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  Excess funds are invested in overnight investment vehicles to fund cash requirements experienced in the normal course of business. Borrowings may be used to compensate for reductions in deposits or deposit-inflows at less than projected levels and have been used on a longer-term basis to support expanded lending activities.

After reviewing the financial and operating condition of the Bank on January 29, 2008, the Federal Home Loan Bank rescinded the Bank’s credit availability until such time as the OCC Agreement has been terminated or significant improvement in the Bank’s financial condition has occurred.   The Federal Home Loan Bank did allow the Bank to retain credit availability of $66.4 million, which was the amount of borrowings outstanding at that date.  The Federal Home Loan Bank also required that all outstanding advances be collateralized only with cash and/or securities.  Federal funds facilities at the Bankers Bank and Compass Bank were also rescinded.  These actions, coupled with the restrictions placed upon us by the Formal Agreement, which prohibited us from renewing existing brokered deposits or accepting new brokered deposits, have placed a strain on liquidity and have increased the risk that overall liquidity will not be sufficient to satisfy our depositors’ requirements and meet our customers’ credit needs.  We applied for a brokered deposit waiver with the FDIC and received waiver approval during the 2nd quarter of 2008. The total volume of brokered deposits to be renewed or rolled over under the waiver is limited to $24.4 million and the total amount of brokered deposits is limited to $50.0 million.   The waiver expires on December 15, 2008.  Heightened depositor concern, however, about the general state of the banking industry, in light of several bank failures announced within the past month, including the very widely publicized failure of IndyMac Bank in California, have increased the difficulty in raising or retaining deposits in an already highly competitive local market as depositors are focused on the safety of their deposits and are less likely to deposit funds in excess of FDIC insurance coverage.   For federal income tax reasons and as an abundance of caution, subsequent to June 30,2008, we took steps to begin liquidating our investments in bank-owned life insurance (“BOLI”).   We expect to receive proceeds totaling approximately $13.4 million from the BOLI by August 31, 2008.   These proceeds will further enhance our ability to meet any unanticipated funding needs.

Capital Resources

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

The Company and the Bank are subject to capital requirements of regulatory agencies.  At June 30, 2008, both the Company and the Bank exceeded all such regulatory capital requirements within the regulatory framework as shown in the following table.  As noted under the heading “Regulatory Actions,” however, the Bank is considered only adequately capitalized and was required to achieve by March 31, 2008 and thereafter maintain, higher minimum capital levels.   The Bank did achieve the higher capital ratios as required.

	June 30, 2008
(Dollars in thousands)	Millennium Bankshares Corporation	Millennium Bank
Tier 1 Capital:
Common stock	$44,637	$14,800
Capital surplus	4,817	34,050
Subordinated debentures (1)	8,000	—
Retained earnings	(7,762)	(4,405)
Disallowed intangible assets	—	—
Disallowed deferred tax assets	(4,662)	(4,444)
Total Tier 1 Capital	$45,030	$40,001

Tier 2 Capital:
Allowance for loan losses (2)	3,211	3,177
Off balance sheet risk exposure	—	—
Subordinated debentures	—	—
Total Tier 2 Capital	3,211	3,177
Total Risk Based Capital	$48,241	$43,178
Risk Weighted Assets	$251,266	$248,819

Capital Ratios:
Tier 1 Risk-Based	17.59%	15.79%
Total Risk-Based	18.85%	17.05%
Tier 1 Leverage Ratio	12.21%	10.96%

(1) Limited to 25% of total Tier 1 core capital elements.  Remainder, if any, is Tier 2 capital.

(2) Limited to 1.25% of risk weighted assets.

By March 31, 2008, the Bank, under conditions within the OCC Agreement, was required to achieve and thereafter maintain a total risk-based capital ratio equal to 13% of risk-weighted assets, a tier 1 capital ratio equal to 12% of risk-weighted assets, and a leverage ratio equal to 10% of adjusted total assets.   At March 31, 2008, the Bank met or exceeded these benchmarks.  At June 30, 2008, the Bank’s total risk-based capital ratio, tier 1 risk-based capital ratio and leverage ratio were 17.05%, 15.79% and 10.96%, respectively, continuing to exceed the mandated benchmarks.

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

At June 30, 2008, deposits from continuing operations were $244.4 million, a decrease of $49.1 million from $293.5 million at December 31, 2007.  The decrease in deposits was most heavily concentrated in certificates of deposit and includes a decline from one depositor of $20.0 million and declines in brokered deposits of $32.6 million. Raising low cost deposits continues to be the challenge in our marketplace being faced by all banks. Management therefore, continues to focus its marketing efforts towards attracting lower cost transaction accounts. Strategies associated with the demand deposit growth initiative include electronic check deposit, automated wire notification, a corporate wide incentive program and a renewed focus on commercial and industrial loans to small businesses. There is no assurance that these efforts will be successful or, if successful, will reduce our reliance on time deposits and borrowings.

Brokered deposits are deposits that we obtain through brokers for a fee.  Brokered deposits are available in bulk, and they do not require any investments in branch offices, branch personnel or additional spending for marketing or education of employees.  The brokered deposits that we have obtained historically consisted primarily of 180-day through 24-month certificates of deposits, which may increase our overall cost of funds and decrease our net interest margin depending on current market conditions. The brokered deposits outstanding were $37.8 million at June 30, 2008 versus $70.4 million at December 31, 2007. Due to the capital provisions of the OCC Agreement, we could no longer accept, renew or rollover brokered deposits until such time as we received a waiver from the FDIC and/or the “troubled institution” status is lifted.  A brokered deposit waiver request was filed with the FDIC during the 2nd quarter 2008 and approved on June 20, 2008 which remains effective until December 15, 2008.   The total volume of brokered deposits to be renewed or rolled over under the waiver shall not exceed $24.4 million and the total balance of brokered deposits shall not exceed $50.0 million.   Newly accepted brokered deposits may not be used to fund asset growth or expansion.  We anticipate that the maximum term of any new brokered deposits we obtain under the waiver will not exceed six months. As a result of the waiver we view the brokered deposit market as a viable contingency funding source.

The following table indicates the amount of the Company’s time deposits by time remaining until maturity at June 30, 2008:

	Maturity
	3 Months	Over 3 to	Over 6 to	Over
(Dollars in thousands)	or less	6 months	12 months	12 months	Total

Certificates of deposit less than $100,000	$35,418	$23,478	$24,325	$32,080	$115,301
Certificates of deposit of $100,000 or more	15,387	19,527	7,452	10,281	52,647
Total certificates of deposits	$50,805	$43,005	$31,777	$42,361	$167,948

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

The Bank’s borrowings also include securities sold under agreements to repurchase and federal funds purchased.  Securities sold under agreements to repurchase are collateralized with government agency securities and are essentially deposit equivalents used by our commercial customers.  The Bank uses the proceeds for general corporate purposes.  At June 30, 2008, the Bank had $2.0 million in securities sold under agreements to repurchase and federal funds purchased.

Historically, the Bank has used borrowings to supplement deposits when deposit growth does not keep pace with loan growth or when borrowings are available at a lower overall cost to the Bank or they can be invested at a positive rate of return.  At June 30, 2008 we currently have only $2.5 million in remaining borrowing capability with the Federal Home Loan Bank, as our credit availability was limited to $66.4 million by that agency.  This amount coincided with the amount of advances outstanding as of the date the Formal Agreement was signed.

Management intends to fund anticipated loan closings and operating needs through cash on hand, proceeds from the sale of loans, cash generated from operations and anticipated increases in deposits.  Current and anticipated marketing programs will be primarily targeted at the attraction of lower cost transaction accounts.

Investments

At June 30, 2008, the Company had $80.2 million in total available for sale securities, a decrease of $93.2 million since December 31, 2007.  The decrease in available for sale securities since year-end 2007 was attributable to the execution of a de-leveraging strategy associated with the sale of the Richmond branches.  The decrease was concentrated primarily in obligations of states and political subdivisions and agency securities.

Loans

Net loans consist of total loans, offset by deferred loan fees and the allowance for loan losses.  Net loans were $210.5 million at June 30, 2008 compared to $243.4 at December 31, 2007.   The decline is associated with our desire to reduce our exposure to commercial real estate and a strategic focus on improving management of the loan portfolio rather than focusing exclusively on loan production.  We have also experienced some runoff in our boat loan portfolio (included in Consumer), which may continue in the 3rd quarter as borrowers take advantage of attractive market rates to refinance.  Due to the low rate environment in this sector, we have discontinued this product. Management expects loan volume; in general, to increase in the 3rd quarter 2008 based on an analysis of the existing loan pipeline and anticipated runoff.  At the same time however, we do expect some migration of nonperforming loans to OREO status as we work towards resolution of these credits.

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

Non-Performing Assets

We had $16.1 million in non-accrual loans at June 30, 2008, compared to $13.7 million at December 31, 2007.  At June 30, 2008, we had 5 credits aggregating $10.5 million or 65% of the total value of non-performing loans.  The Company believes based on information known and available currently, that the probable losses related to these credits are adequately reserved in the allowance for loan losses.  During the second quarter 2008, a loan totaling $2.8 million for the development of a commercial piece of property, currently appraised for $9.2 million, as is, was placed on nonaccrual when the interest reserves were fully utilized.  This credit is cross-collateralized and cross-defaulted with our largest nonperforming loan, a $4.2 million land development loan that was placed on nonaccrual in 2007.  These two nonperforming loans were made to development LLC’s which have substantially identical principals.  Of the $3.1 million in OREO at June 30, 2008, the largest piece of property with a carrying value of $1.6 million was sold on July 29, 2008 with no additional loss.

The following table details information concerning non-performing assets at the dates indicated:

(Dollars in thousands)	June 30, 2008	December 31, 2007

Non-accrual loans	$16,147	$13,711
Loans past due 90 days or more and still accruing interest	—	$874
Total non-performing loans	$16,147	$14,585
Foreclosed properties	3,099	1,811
Total non-performing assets	$19,246	$16,396
Non-performing loans to total loans	7.52%	5.90%
Non-performing loans to allowance for loan losses	387.8%	378.54%
Nonperforming assets to total assets	5.34%	3.16%

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

Management assessed the Corporation’s system of internal control over financial reporting as of June 30, 2008. This assessment was conducted based on the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control - Integrated Framework”. Based on this assessment, management believes that the Corporation’s internal control over financial reporting was not effective as of December 31, 2007. Management concluded that there was a material weakness within the Corporation’s internal control structure related to its failure to interpret subsequent event guidance properly.  This weakness resulted in an additional charge to 2007 earnings being made in April 2008.  Under the PCAOB standards, a “material weakness” is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Because it related only to our financial information in the fourth quarter of 2007 and as of December 31, 2007, the material weakness described above did not result in the restatement of any of the financial statements that we have previously filed with the Securities and Exchange Commission.

There were no changes in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

In the course of our operations, we may become a party to legal proceedings arising from the banking, financial, and other activities we conduct.  At June 30, 2008, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on Millennium’s financial condition, operating results, or liquidity.

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

None

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders on Thursday, May 29, 2008 in Reston, Virginia.  The shareholders elected three Class C directors for terms of three years.

The votes cast for or withheld for the election of the directors were as follows:

NAME	FOR	WITHHELD
Class C Directors:
Grayson P. Hanes	6,142,781	1,385,434
Richard I. Linhart	7,401,630	126,585
Barbara Wortley	7,399,496	128,719

In addition to those directors elected at the meeting, the following director’s terms of office continued after the meeting:

Class A directors:  William P. Haggerty, David M.W. Harvey and Joseph W. Paulini

Class B directors: Robert T. Smoot and James W. Wolfe

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

MILLENNIUM BANKSHARES CORPORATION
(Registrant)

Date: August 19, 2008	/s/ Richard I. Linhart

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