Form 10-Q
period 2008-09-30
MILLENNIUM BANKSHARES CORP
filed 2008-11-21
CIK 1158678

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  0-49611

MILLENNIUM BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1920520 (I.R.S. Employer Identification No.)

1601 Washington Plaza Reston, Virginia 20190 (Address of principal executive offices)	20190 (Zip Code)

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

Yes   ☐      No   ☒

The number of outstanding shares of the registrant’s common stock as of November 10, 2008 was 8,927,461.

MILLENNIUM BANKSHARES CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.                    FINANCIAL STATEMENTS

MILLENNIUM BANKSHARES CORPORATION

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	September 30,	December 31,
	2008	2007
Assets:
Cash and due from banks	$5,285	$3,894
Federal funds sold	25,639	1,464
Securities available for sale	73,994	173,476
Restricted stock	4,641	6,541
Loans receivable (net of allowance for loan losses of $4,123 at September 30, 2008 and $3,853 at December 31, 2007)	201,154	243,376
Premises and equipment, net	1,572	1,846
Accrued interest receivable	1,490	2,745
Bank owned life insurance	—	13,149
Deferred tax assets, net	—	8,706
Other real estate owned	4,267	1,811
Other assets	1,381	2,945
Assets of discontinued operations	—	58,361

Total assets	$319,423	$518,314

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$16,036	$17,117
Interest-bearing	212,342	276,336
Total deposits	228,378	293,453

Federal funds purchased /repurchase agreements	2,805	1,134
Advances from Federal Home Loan Bank	52,400	91,490
Subordinated debentures	8,000	8,000
Accrued interest payable	562	1,070
Other accrued expenses	767	1,113
Liabilities of discontinued operations	—	83,574
Total liabilities	292,912	479,834

Shareholders’ Equity:
Common stock, par value $5.00 per share, authorized 10,000,000 shares; issued and outstanding at September 30, 2008 and December 31, 2007 – 8,927,461	44,637	44,637
Additional paid-in capital	4,905	4,757
Retained deficit	(17,354)	(10,729)
Accumulated other comprehensive income (loss)	(5,677)	(185)
Total shareholders’ equity	26,511	38,480

Total liabilities and shareholders’ equity	$319,423	$518,314

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Income

(In Thousands, Except Share Data)

	Unaudited		Unaudited
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Interest Income
Loans, including fees	$3,291	$5,291	$10,641	$15,285
Securities
Taxable	927	1,163	2,938	3,584
Tax Exempt	85	653	338	1,497
Dividends	47	105	195	234
Federal funds sold	137	54	499	334
Total interest income	4,487	7,266	14,611	20,934
Interest Expense
Deposits	2,252	3,403	7,473	10,273
Federal funds purchased and repurchase agreements	11	5	25	10
Advances from Federal Home Loan Bank	702	1,208	2,286	3,067
Subordinated debentures	136	189	437	587
Total interest expense	3,101	4,805	10,221	13,937

Net interest income	1,386	2,461	4,390	6,997

Provision for Loan Losses	379	102	2,325	975
Net interest income after provision for loan losses	1,007	2,359	2,065	6,022
Other Income
Service charges on deposit accounts	71	92	209	222
Loan fees	136	83	366	287
Net gain on sale of securities	-	—	734	—
Impairment charge on investment securities	(817)	—	(817)	—
Income from bank owned life insurance	46	119	297	367
Losses from sale/impairment of OREO	(356)	—	(686)	(50)
Other income	56	32	141	165
Total other income (loss)	(864)	326	244	991
Other Expense
Salaries and employee benefits	1,278	1,405	3,941	3,775
Occupancy and equipment expense	433	432	1,335	1,278
Marketing, promotion and advertising	41	77	151	185
FDIC insurance	141	68	288	89
Legal fees	309	76	755	289
OREO expense	219	17	565	41
Other operating expenses	772	737	2,112	2,023
Total other expense	3,193	2,812	9,147	7,680
Income (loss) from Continuing Operations before Income Taxes	(3,050)	(127)	(6,838)	(667)
Provision for Income Tax Expense (benefit)	6,542	(207)	5,120	(759)
Income (loss) from Continuing Operations	(9,592)	80	(11,958)	92
Income (loss) from Discontinued Operations	—	(1,645)	5,333	(1,327)
Net income (loss)	$(9,592)	$(1,565)	$(6,625)	$(1,235)

See Accompanying Notes to Consolidated Financial Statements.

	Unaudited		Unaudited
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Earnings (loss) per common share from continuing operations
Basic	$(1.07)	$0.01	$(1.34)	$0.01
Diluted	$(1.07)	$0.01	$(1.34)	$0.01

Earnings (loss) per common share from discontinued operations
Basic	$0.00	$(0.18)	$0.60	$(0.15)
Diluted	$0.00	$(0.18)	$0.60	$(0.15)

Earnings (loss) per common share
Basic	$(1.07)	$(0.18)	$(0.74)	$(0.14)
Diluted	$(1.07)	$(0.18)	$(0.74)	$(0.14)

Dividends per common share	$0.00	$0.02	$0.00	$0.06

Weighted average shares outstanding
Basic	8,927,461	8,927,359	8,927,461	8,926,651
Diluted	8,927,461	8,927,359	8,927,461	9,113,398

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months ended September 30, 2008

(In Thousands Except Per Share Data)

(Unaudited)

				Accumulated
		Additional	Retained	Other
	Common	Paid-in	Earnings	Comprehensive		Comprehensive
	Stock	Capital	(Deficit)	Income (Loss)	Total	Income (Loss)

Balances, December 31, 2007	$44,637	$4,757	$(10,729)	$(185)	$38,480

Stock compensation expense	—	148	—	—	148
Net loss	—	—	(6,625)	—	(6,625)	$(6,625)
Changes in net unrealized gain (loss) on securities available for sale, net of tax effect	—	—	—	(5,492)	(5,492)	(5,492)
Balances – September 30, 2008	$44,637	$4,905	$(17,354)	$(5,677)	$26,511	$(12,117)

See Accompanying Notes to Consolidated Financial Statements

MILLENNIUM BANKSHARES CORPORATION

Consolidated Statements of Cash Flows (In Thousands)

	Unaudited
	For the Nine Months
	Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,625)	$(1,235)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,325	975
Depreciation and amortization	391	483
Depreciation and amortization discontinued operations	15	41
Discount accretion and premium amortization on securities, net	22	143
Loss on sale of loans held for sale-discontinued operations	223	—
Gain on sale of branches-discontinued operations	(8,338)	—
Gain on disposal of fixed assets	(7)	—
Loss on disposal/impairment of other real estate owned	686	50
Loss on disposal of other assets	—	41
Gain on sale of securities available for sale	(734)	—
Impairment charge on investment securities	817	—
Stock compensation expense	148	230
Increase (decrease) in loans held for sale, net discontinued operations	(431)	13,719
Increase in cash surrender value of bank owned life insurance	(297)	(368)
Decrease (increase) in accrued interest receivable	1,255	(457)
Increase (decrease) in accrued interest receivable discontinued operations	(5)	29
Decrease (increase) in other assets	1,706	(2,786)
Decrease (increase) in other assets discontinued operations	(30)	130
Decrease in accrued interest payable	(508)	(240)
Decrease in accrued interest payable discontinued operations	(3)	(5)
Decrease in other liabilities	(345)	(2,862)
Decrease in other liabilities discontinued operations	(28)	(5)
Net cash (used in) provided by operating activities	(9,763)	7,883
CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in federal funds sold	(24,175)	40,334
Decrease in loans receivable, net	41,952	2,366
Increase in loans receivable, net-discontinued operations	(3,710)	(2,176)
Purchase of securities available for sale	—	(32,859)
Liquidation of bank owned life insurance	13,402	—
Sales (calls) of securities available for sale	90,093	3,000
Pay downs of securities available for sale	5,148	6,696
Disbursement for sale of discontinued branch operations	(34,161)	—
Proceeds from sale of discontinued mortgage operations	13,665	—
Proceeds from disposal of other real estate owned	3,177	—
Proceeds from disposal of fixed assets	7	—
Proceeds from disposal of fixed assets discontinued operations	18	10
Purchase of bank premises and equipment	(117)	(484)
Purchase of bank premises and equipment discontinued operations	—	—
Net cash provided by investing activities	105,299	16,887
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	6
Dividends paid	—	(537)
Net decrease in deposits	(65,075)	(51,515)
Net increase (decrease) in deposits discontinued operations	8,349	(22,350)
Net (decrease) increase in FHLB borrowings	(39,090)	44,500
Net increase in funds purchased and securities sold under agreements to repurchase	1,671	1,592
Net cash used in financing activities	(94,145)	(28,304)
Increase (decrease) in cash and cash equivalents	1,391	(3,534)
CASH AND CASH EQUIVALENTS
Beginning (1)	3,894	8,288
Ending	$5,285	$4,754

Supplemental Cash Flow Information

Interest paid	$11,166	$14,281

Taxes paid (refunds received)	$(1,966)	$—

Loans transferred to other real estate owned	$6,319	$879

(1) Beginning balance in 2007 includes $295 from discontinued operations

See Accompanying Notes to Consolidated Financial Statements.

MILLENNIUM BANKSHARES CORPORATION

Notes to Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2008 and 2007 (Unaudited)

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

The accompanying consolidated financial statements have been prepared in accordance with the requirements of the rules and regulations of the Securities and Exchange Commission.  As a result, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, however, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2008 and the results of operations for the three- and nine-month periods ended September 30, 2008 and 2007.

Certain items in the prior period’s consolidated financial statements have been reclassified to conform to the current period’s presentation.

These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the three-and nine-month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

•                  That compliance with the OCC Agreement will enable the Company and Bank to resume   profitable operations.

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

In July 2007, Richard Linhart joined the Bank as President and CEO.  With the support of the Bank’s Board of Directors and under Mr. Linhart’s leadership, the Bank began initiating a series of corrective actions commencing in July 2007 in response to anticipated final findings of the OCC’s examiners.  Among the actions taken are the following:

•                  The Bank entered into an agreement on November 30, 2007 to sell its two Richmond branches for a 9.25% premium on the outstanding deposits on the effective date of the transaction, plus the net book value of the loans and certain other assets. This transaction was consummated in March 2008 at which time a pre-tax gain of $8.3 million was recorded.

•                  The Bank began evaluating options in connection with the Held For Sale/Repurchased Loan portfolio culminating in a bulk sale executed in February 2008.

•                  The Bank implemented a new system (Credit Quest), which is designed to strengthen the credit underwriting and administration function.

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

Bank Owned Life Insurance

In August 2008, the Company surrendered its bank owned life insurance (“BOLI”) policies. This action was taken primarily to improve on-balance sheet liquidity.   Secondarily, it was deemed prudent not to continue to generate tax-exempt income when the Company currently has unused net operating loss carry forwards.  The surrender of the BOLI generated cash flows of $13.4 million and taxable income of $1.4 million to be used against the net operating loss carry forward.  A 10% penalty, or $140,000 was due upon surrender.

Note 2.   Subsequent Event

In the first week of October, the Bank bought back a participation non-accrual loan of $6.5 million for $3.0 million.   The transaction will have the effect of increasing nonperforming assets by $3.0 million in October.   Combined with the Bank’s own portion of the loan totaling $4.2 million, the loan is still well collateralized.   The transaction was effected to allow us full autonomy over resolution and is expected to help facilitate resolution of two other large nonperforming credits which were made to LLC’s controlled by the same principals.

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

As of December 31, 2006, the Company determined that it was in its best interest to wind down its mortgage operating subsidiaries.  It was the Company’s desire to focus exclusively on core banking activities to eliminate, going forward, the risks normally associated with mortgage banking activities.  The wind down decision was also precipitated by credit quality issues that surfaced in the held for sale loan portfolio during the fourth quarter of 2006.   Accordingly, the results of the Company’s discontinued mortgage operations are presented in a separate category on the income statement following the results from continuing operations.

STATEMENT OF INCOME FOR DISCONTINUED OPERATIONS

	Unaudited		Unaudited
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Interest Income	$—	$901	$1,138	$4,468
Interest Expense	—	1,314	943	4,084
Net Interest Income	—	(413)	195	384

Provision for Loan Losses	—	—	—	—

Net Interest Income after Provision for Loan Losses	—	(413)	195	384

Noninterest Income
Gain (loss) on sale of loans and loan fees	—	(1,805)	(309)	(1,681)
Gain on sale of branches	—	—	8,338	—
Other income	—	44	16	78
Total noninterest income	—	(1,761)	8,045	(1,603)

Noninterest Expense
Salaries and benefits	—	130	63	402
Occupancy and equipment expense	—	70	60	213
Marketing, promotion and advertising expense	—	—	2	4
Other operating expense	—	119	35	172
Total noninterest expense	—	319	160	791

Income from Discontinued Operations before Income Taxes	—	(2,493)	8,080	(2,010)
Provision for Income Taxes (benefit)	—	(848)	2,747	(683)
Income from Discontinued Operations	$—	$(1,645)	$5,333	$(1,327)

For the three months ended September 30, 2008 and 2007, the loss from discontinued mortgage operations totaled $0 and  $1.8 million.  For the three months ended September 30, 2008 and 2007, the income from discontinued operations related to the Richmond branches totaled $0 and  $120,000.

For the nine months ended September 30, 2008 and 2007, the loss from discontinued mortgage operations totaled $141,000 and $1.8 million.  For the nine months ended September 30, 2008 and 2007, the income from discontinued operations related to the Richmond branches totaled $5.5 million and $491,000.

The tables below set forth the assets and liabilities of discontinued operations.

December 31,
(Dollars in thousands)	2007
Cash	$245
Loans	45,144
Loans held for sale	12,636
Fixed assets	125
Other assets	211
Assets of discontinued operations	$58,361

December 31,
(Dollars in thousands)	2007
Deposits	$83,523
Other liabilities	51
Liabilities of discontinued operations	$83,574

As of September 30, 2008, all discontinued assets and liabilities were sold.

At December 31, 2007, total assets related to the discontinued mortgage operations were $12.6 million.  At December 31, 2007, total liabilities related to the discontinued mortgage operations were $0.

At December 31, 2007, total assets related to the discontinued Richmond branches were $45.8 million.  At December 31, 2007, total liabilities related to the discontinued Richmond branches were $83.6 million.

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

The following table summarizes stock option activity for the nine months ended September 30, 2008.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	829,980	$7.12
Granted	188,976	5.07
Exercised	—	—
Expired /forfeited	(370,847)	6.12
Outstanding at September 30, 2008	648,109	$7.12	7.0	$0

Exercisable at September 30, 2008	291,709	$6.78	4.9	$0

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. For the three months ended September 30, 2008 the Company recorded $88,000 in stock compensation expense to salaries and employee benefits compared to $131,000 for the same period last year.  The stock compensation expense was lower in the three-month period ended September 30, 2008 than for the same period last year due to the timing of option grants.  For the nine months ended September 30, 2008, the Company recorded stock compensation expense of $148,000 compared to $230,000 for the same period last year.   Stock compensation expense was lower for the nine month period ended September 30, 2008 than for the same period last year due to the effect of forfeitures during 2008, discussed further below, which were not reflected in previously recognized compensation expense under 123R.

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

The assumptions for options granted in 2008 are as follows:

Risk free interest rate	3.72%
Expected dividend yield	0.00%
Expected life of options (in years)	10
Expected volatility	21.64%
Estimated fair value per share	$2.12

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

As of September 30, 2008 there was $600,000 of total unrecognized compensation expense related to unvested awards under the Plan.

Note 5.   Securities

Securities available for sale and related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at September 30, 2008 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Government sponsored entities and Agency securities	$24,709	$130	$(40)	$24,799
Mortgage-backed securities	38,680	219	(228)	38,671
Obligations of states and political subdivisions	8,385	—	(717)	7,668
Collateralized debt obligation	7,897	—	(5,041)	2,856
Total debt securities	$79,671	$349	$(6,026)	$73,994

In the third quarter 2008, the Company recorded an $817,000 impairment charge on a trust preferred collateralized debt obligation with a par value of $1.3 million.   In September 2008, the security was downgraded to Baa1 and there was risk that full principal and interest would not be received due to the current level of underlying defaults and or deferrals by the trust preferred issuers included in the underlying collateral.   The Company owns three other trust preferred collateralized debt obligations, included in other debt securities, for which impairment is deemed to be temporary even though the fair values are significantly less than amortized cost.  All trust preferred collateralized debt obligations were analyzed for other than temporary impairment under EITF 99-20. Unrealized losses on these securities, as well as other securities available for sale have not been recognized into income because the securities are investment grade, management has the intent and ability to hold for the foreseeable future, and the expected cash flows have not been adversely impacted.  The fair value is expected to recover as the bonds approach their maturity or reset date.   Furthermore, the illiquid and disorderly market that currently exists for these instruments is adversely affecting the fair values on other debt securities.

Securities available for sale and related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at December 31, 2007 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Government sponsored entities and Agency securities	$61,722	$189	$(6)	$61,905
Mortgage-backed securities	48,508	194	(167)	48,535
Obligations of states and political subdivisions	54,777	34	(366)	54,445
Collateralized debt obligation	8,749	15	(173)	8,591
Total debt securities	$173,756	$432	$(712)	$173,476

Securities with unrealized losses at September 30, 2008 and December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2008
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government and Agencies securities	$6,608	$(40)	$—	$—	$6,608	$(40)
Mortgage-backed securities	8,960	(137)	1,331	(91)	10,291	(228)
States and political subdivisions	7,668	(717)	—	—	7,668	(717)
Collateralized debt obligation	671	(1,828)	1,752	(3,213)	2,423	(5,041)
	$23,907	$(2,722)	$3,083	$(3,304)	$26,990	$(6,026)

	December 31, 2007
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government and Agencies securities	$3,984	$(6)	$—	$—	$3,984	$(6)
Mortgage-backed securities	802	—	15,008	(167)	15,810	(167)
States and political Subdivisions	12,565	(347)	1,651	(19)	14,216	(366)
Collateralized debt obligation	2,371	(121)	2,455	(52)	4,826	(173)
	$19,722	$(474)	$19,114	$(238)	$38,836	$(712)

Note 6.   Loans

Loans receivable included the following at the dates indicated:

	September 30,	December 31,
	2008	2007
	(In Thousands)
Real estate loans
Residential	$63,711	$69,175
Commercial	75,173	90,024
Construction	38,052	57,098
Total real estate loans	$176,936	$216,297
Commercial	21,127	18,792
Consumer	7,300	12,225
Overdrafts	49	25
Subtotal	$205,412	$247,339
Allowance for loan losses	(4,123)	(3,853)
Deferred loan fees	(135)	(110)
Total	$201,154	$243,376

Information regarding impaired loans is as follows:

	September 30, 2008	December 31, 2007
Loans with no allocated allowance for loan losses	$10,272	$—
Loans with allocated allowance for loan losses	4,991	13,711
Total	$15,263	$13,711

Amount of the allowance for loan losses allocated	$807	$288
Average investment in impaired loans	$17,606	$21,070
Interest income recognized during impairment	$—	$—
Interest income recognized on a cash basis on impaired loans	$—	$—

Note 7.   Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	September 30,	September 30,
	2008	2007
	(In Thousands)
Balance at January 1	$3,853	$3,441
Provision charged to operating expense	2,325	975
Recoveries added to the allowance	53	48
Loan losses charged to the allowance	(2,108)	(550)
Balance at the end of the period	$4,123	$3,914

Note 8.   Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank included the following:

		Weighted		Weighted
	September 30,	Average	September 30,	Average
(Dollars in thousands)	2008	Rate	2008	Rate
Overnight advances	$—	—	$15,090	4.40%
Fixed rate advances	21,400	4.97%	37,900	5.02%
Adjustable rate advances	—	—	7,500	5.15%
Convertible advances	31,000	4.70%	31,000	4.70%
Total advances	$52,400	4.81%	$91,490	4.82%

Note 9. Deferred Taxes

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items, such as, allowance for loan losses and loan fees, are recognized in different periods for financial reporting and tax return purposes.  A valuation allowance of $7.0 million was established for deferred tax assets at September 30, 2008.  Realization of the deferred tax assets is dependent on generating sufficient taxable income.  Given the size of the net operating losses already incurred and the current expectation that operating losses will continue into 2009, management believes that it is more likely than not that sufficient taxable income will not be generated to realize the deferred tax asset in its entirety in the foreseeable future.

Net deferred tax assets from continuing operations are comprised of the following at December 31:

	September 30,	December 31,
(in thousands)	2008	2007
Deferred Source
Loan loss reserve	$1,212	$1,082
Unearned loan fees	27	12
Depreciation	180	80
Securities impairment	355	407
Write-downs of other real estate	278	—
AMT credit carry forward	143	255
Net operating loss carry forward	4,717	6,744
Other	48	31
Subtotal	6,960	$8,611
Valuation allowance (1)	$(6,960)	—
Subtotal after valuation allowance	—	$8,611
Unrealized loss included in other comprehensive income	1,930	95
Valuation allowance (2)	(1,930)	—
Total	$—	$8,706

(1)          Recorded through current year provision for income taxes.

(2)   Recorded through accumulated other comprehensive income (loss)

Note 10.   Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.  No stock options or warrants were considered anti-dilutive in computing weighted average shares.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Income (loss) from continuing operations	$(9,592)	$80	$(11,958)	$92

Weighted average shares outstanding	8,927,461	8,927,359	8,927,461	8,926,651

Basic earnings (loss) per share from continuing operations	$(1.07)	$0.01	$(1.34)	$0.01

Income (loss) from continuing operations	$(9,592)	$80	$(11,958)	$92

Weighted average shares outstanding	8,927,461	8,927,359	8,927,461	8,926,651
Add dilutive effects of assumed exercises of stock options	—	—	—	186,747
Weighted average shares outstanding adjusted for dilution	8,927,461	8,927,359	8,927,461	9,113,398

Diluted earnings (loss) per share from continuing operations	$(1.07)	$0.01	$(1.34)	$0.01

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Income from discontinued operations	$—	$(1,645)	$5,333	$(1,327)

Weighted average shares outstanding	8,927,461	8,927,359	8,927,461	8,926,651

Basic earnings per share from discontinued operations	$0.00	$(0.18)	$0.60	$(0.15)

Income from discontinued operations	$—	$(1,645)	$5,333	$(1,327)

Weighted average shares outstanding	8,927,461	8,927,359	8,927,461	8,926,651
Add dilutive effects of assumed exercises of stock options	—	—	—	186,747
Weighted average shares outstanding adjusted for dilution	8,927,461	8,927,359	8,927,461	9,113,398

Diluted earnings per share from discontinued operations	$0.00	$(0.18)	$0.60	$(0.15)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(9,592)	$(1,565)	$(6,625)	$(1,235)

Weighted average shares outstanding	8,927,461	8,927,359	8,927,461	8,926,651

Basic earnings (loss) per share	$(1.07)	$(0.18)	$(0.74)	$(0.14)

Net income (loss)	$(9,592)	$(1,565)	$(6,625)	$(1,235)

Weighted average shares outstanding	8,927,461	8,927,359	8,927,461	8,926,651
Add dilutive effects of assumed exercises of stock options	—	—	—	186,747
Weighted average shares outstanding adjusted for dilution	8,927,461	8,927,359	8,927,461	9,113,398

Diluted earnings (loss) per share	$(1.07)	$(0.18)	$(0.74)	$(0.14)

Stock options totaling 648,109 were considered anti-dilutive in computing weighted average shares for the three and nine-month periods ended September 30, 2008.

Note 11.    Recent Accounting Standards

Fair Value Option and Fair Value Measurement

In September 2006, the FASB issued Statement No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.   SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157.”  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.   The impact of adoption was not material.  In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active.”  The FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset when the market for that financial asset is not active.

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

Securities: The fair value of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.  The fair value of our trust preferred collateralized debt obligations are determined by a third party provider using a base discount margin driven by current fundamentals adjusted for characteristics unique to each security and the security’s discounted cash flows.  If the inputs used to provide the evaluation are unobservable and/or there is very little, if any market activity for the security or similar securities, the securities are classified as Level 3.

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

Description	Level 1	Level 2	Level 3	Balance at September 30, 2008
Assets:
Securities available for sale	$—	$71,138	$2,856	$73,994

The roll forward activity for the Company’s significant unobservable inputs (Level 3) is as follows:

Nine Months Ended
(in thousands)	September 30,2008
Balance, beginning of period	$—
Transfer into Level 3	7,522
Net unrealized loss	(3,849)
Impairment charge	(817)
Balance, end of period	$2,856

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below. The Company has no liabilities that are measured at fair value on a nonrecurring basis.

Description	Level 1	Level 2	Level 3	Balance at September 30, 2008
Assets:
Impaired loans	$—	$—	$13,983	$13,983

As of September 30, 2008 the Company had impaired loans totaling $14.8 million with an associated valuation allowance of $807,000.  Including the effects of charge-offs taken on impaired loans during the nine-month period ended September 30, 2008; the additional loan loss provision required on impaired loans during the nine months ended September 30, 2008 was $1.7 million.

Note 12.   Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of comprehensive income and related tax effects are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Change in unrealized holding gains (losses) on available-for-sale securities	$(4,684)	$2,466	$(5,480)	$(638)
Reclassification adjustment for losses realized in income	817	—	83	—
Net unrealized gains (losses)	(3,867)	2,466	(5,397)	(638)
Tax effect	(95)	(838)	(95)	217
Other comprehensive income (loss)	$(3,962)	$1,628	$(5,492)	$(421)
Net income (loss)	(9,592)	(1,565)	(6,625)	(1,235)
Comprehensive Income (loss)	$(13,554)	$63	$(12,117)	$(1,656)

Note 13.  Contingencies

In the course of our operations, we may become a party to legal proceedings arising from the banking, financial, and other activities we conduct.  At June 30, 2008, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Company’s financial condition, operating results, or liquidity.

Note 14.  Capital Ratios

Under the conditions of the OCC Agreement, the Bank was required to achieve by March 31, 2008 and thereafter maintain a total risk-based capital ratio equal to 13% of risk-weighted assets, a tier 1 capital ratio equal to 12% of risk-weighted assets, and a leverage ratio equal to 10% of adjusted total assets.   At September 30, 2008 the Bank met or exceeded these benchmarks.  At September 30, 2008 the Bank’s total risk-based capital ratio, tier 1 risk-based capital ratio and leverage ratio were 16.91%, 15.65% and 10.53%, respectively.

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

The following discussion and analysis of the financial condition and results of operations of the Company for the three- and nine- month periods ended September 30, 2008 should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in this report as well as the Annual Report on Form 10-K for the period ended December 31, 2007.

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

Compliance with the OCC Agreement is being monitored by a committee (the “Committee”) of five directors, none of whom is an employee of the Bank or a family member of an employee.  The Committee has been submitting written progress reports to the OCC as required by the Agreement. The Bank has provided draft policies to the OCC and has taken actions intended to comply with each of the requirements of the OCC Agreement within the time frames provided.   However, there can be no assurance that the OCC will deem the Bank’s actions to be adequate, that further compliance activities will not be required, that compliance with the OCC Agreement will enable the Company and Bank to resume profitable operations, or that efforts to comply with the OCC Agreement, or to refocus the Bank as a traditional community bank, will not have adverse effects on the operations and financial condition of the Company.

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

Strategy

In July 2007, Richard Linhart joined the Bank as President and CEO.  With the support of the Bank’s Board of Directors and under Mr. Linhart’s leadership, the Bank began initiating a series of corrective actions and strategic decisions commencing in July 2007 in response to anticipated final findings of the OCC’s examiners.  Among the actions taken are the following:

•                  The Bank embarked on a balance sheet repositioning strategy consisting of three main components; (i) the sale of its two Richmond branches to refocus its franchise on the core Northern Virginia market exclusively (completed in March 2008 at which time a pre-tax gain of $8.3 million was recorded), (ii) the sale of $104 million in investment securities to partially fund the sale of the two branches and provide a source of immediate on-balance sheet liquidity and (iii) evaluate options in connection with the portfolio of Held for Sale/Repurchased loans To avoid further exposure to losses due to market conditions and extended delays in resolution, the Bank, on February 7, 2008, entered into an agreement to sell its entire portfolio of held for sale and repurchased mortgage loans (the “Portfolio”) to Beltway Capital, Hunt Valley, Maryland.  The transaction closed on February 8, 2008. Prior to the sale, the loan balance of the Portfolio aggregated $31.3 million, against which the Bank had a valuation allowance of $6.9 million at December 31, 2007.  The Portfolio consisted of $5.7 million of current performing loans, $11.9 million of delinquent loans, $13.0 million of loans in various stages of foreclosure, and $0.7 million in properties held in other real estate owned. The wholesale bulk sale price paid by Beltway was 43.55% of the outstanding loan balance, or $13.6 million plus accrued interest.  Since the Bank established an additional valuation allowance of $10.8 million, or $7.1 million, net of taxes, as of December 31, 2007, no gain or loss was recognized on loans included in the bulk sale in the three and nine month periods ending September 30, 2008.

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

•                  Right sizing the expense and cost structure of the organization in light of its re-focused activities.  Since the fourth quarter 2007, management has been engaged in an aggressive review of staffing, expenses, and costs.  Apart from these factors, management has engaged in an aggressive review of all of its overhead expenses.

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

In addition to the foregoing strategic plans, the Company is continually reviewing all of its strategic options, including the possible sale of the Company.

Financial Summary

General

For the three months ended September 30, 2008, the Company reported a loss from continuing operations of $9.6 million or $(1.07) per diluted share, compared to income from continuing operations of $80,000, or $0.01 per diluted share, for the same period in 2007.  The loss for the third quarter of 2008 was significantly impacted by the recording of a deferred tax asset valuation allowance of $7.0 million, an investment impairment charge of $817,000, losses from the sale or write-down of OREO properties of $356.000 and high credit and collection costs in correlation with the high level of nonperforming assets.

Including income from discontinued operations, which reflect the impact on earnings from the sale in February 2008 of the Company’s portfolio of held for sale and repurchased loans, and earnings attributable to the sale of the Richmond area branches in March 2008, the Company reported a net loss for the nine months ended September 30, 2008 of $6.6 million, or $(0.74) per diluted share versus a net loss of $1.2 million, or $(0.14) per diluted share, for the same period last year.

Total assets decreased to $319.4 million at September 30, 2008, compared to $518.3 million at December 31, 2007, reflecting the execution of the balance sheet strategies referenced under the heading “Strategy.”  Comparing September 30, 2008 to December 31, 2007, securities available for sale decreased 57.3% as we executed an investment de-leveraging strategy designed to fund the sale of the Richmond branches and to provide additional on-balance sheet liquidity as evidenced by the $24.2 million increase in federal funds sold since December 31, 2007.  All of the assets and liabilities of discontinued operations existing at December 31, 2007 were sold or assumed at March 31, 2008. Loans receivable, net of allowance for loan losses, decreased 17.3% as we continued to reduce our exposure to commercial real estate and construction loans and our focus, in the short-term, was on improved management of our existing portfolio rather than in loan production.  No significant loan production is anticipated for the remainder of the year and into the first quarter of 2009, as we remain attentive to maximizing our on-balance sheet liquidity during the current national economic crisis.   Total deposits decreased 22.2% and advances from the Federal Home Loan Bank declined $39.1 million.  The decline in deposits was principally due to runoff of higher cost certificates of deposit triggered by a more conservative pricing policy, as we delicately balanced our liquidity needs with our efforts to stabilize the net interest margin.

Shareholders’ equity was $28.4 million at September 30, 2008; a decrease of $10.0 million from December 31, 2007 principally due to the loss generated for the year and the increase in the accumulated other comprehensive loss.

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

Table 1 sets forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, shareholders’ equity and the related income, expense and corresponding weighted average yields and costs.  Assets and liabilities reflected in the table include assets and liabilities from discontinued operations.  Loans placed on non-accrual status are included in the average balances.   Net loan fees (costs) included in interest income totaled $8,000 and $(15,000) for the three months ended September 30, 2008 and September 30, 2007, respectively.

Table 1

	Three Months Ended
	September 30, 2008			September 30, 2007
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balances	Expense	Rate	Balances	Expense	Rate
Assets:
Interest Earning Assets:
Loans, net of unearned discounts(1)	$213,173	$3,291	6.14%	$329,183	$5,727	6.90%
Securities (2)	83,158	1,103	5.28%	198,993	2,720	5.42%
Federal funds sold	29,107	137	1.87%	4,799	57	4.71%
Total interest earning assets	325,438	$4,531	5.54%	532,975	$8,504	6.33%
Other assets	22,264			27,287
Total assets	$347,702			$560,262
Interest-Bearing Liabilities:
Interest-bearing deposits	$221,140	$2,252	4.05%	$381,537	$4,642	4.83%
Borrowed funds	70,285	849	4.81%	108,556	1,477	5.40%
Total interest-bearing liabilities	291,425	$3,101	4.23%	490,093	$6,119	4.95%
Other liabilities:
Demand deposits	15,877			21,924
Other liabilities	1,319			2,858
Total liabilities	308,621			514,875
Shareholders’ equity	39,081			45,387
Total liabilities and shareholders’ equity	$347,702			$560,262
Net interest income		$1,430			$2,385
Interest spread (3)			1.31%			1.38%
Net interest yield on earning assets (net interest margin) (4)			1.75%			1.78%

(1)          Includes nonaccrual loans.

(2)          Income computed on a fully taxable-equivalent basis.

(3)          Interest spread is the average yield earned on earning assets less the average rate incurred on interest bearing liabilities.

(4)          Net interest margin is net interest income expressed as a percentage of average earning assets.

As reflected in Table 1, net interest income on a fully taxable-equivalent basis was $1.4 million for the three months ended September 30, 2008 compared to $2.4 million for the same period in 2007.  Fully taxable-equivalent interest income for the three months ended September 30, 2008 was $4.5 million, down from $8.5 million for the same period last year.  The interest income decline was attributable to a 38.9% decrease in average earning assets coupled with a 79 basis point decrease in gross yield.  As reflected in Table 3, $3.2 million of the decline was attributable to volume and $741,000 was attributable to rate changes.  The decline in average earning assets, in large measure, reflects the effects of the balance sheet repositioning strategies executed in the first quarter of 2008 as discussed under the heading “Strategy”.  Average loans decreased $116.0 million for the three months ended September 30, 2008 compared with the same period in 2007 with the decrease primarily reflected in loans secured by real estate, both commercial and residential.  The loan decrease reflects in large measure, the combined effects of the sale of the Richmond branches and concentrated efforts to reduce our exposure to commercial real estate secured loans. Loan yield decreased 76 basis points as existing variable rate loans tied to prime repriced downward concurrent with the 325 basis point decline in the prime rate from mid-September 2007 to September 2008, and 225 basis point decline from January 1, 2008 to September 2008, resulting from the actions of the Federal Open Market Committee (“FOMC”) and as higher yielding fixed rate loans paid off or were not renewed.   Loan yield also declined due to the higher level of nonperforming loans included in the average balances for the three month period ended September 30, 2008 compared to the same period last year. Average securities for the three months ended September 30, 2008 also registered a steep decline compared to the same period last year as proceeds from the sale of investments were utilized to partially fund the Richmond branch sale executed in the first quarter of 2008 and to offset certificate of deposit runoff that was funding this asset. We also maintained a higher than normal average balance in federal funds sold for the three months ended September 30, 2008 compared with the same period last year.   As discussed under the heading “Liquidity and Capital Resources”, we deemed it prudent to maintain as much on-balance sheet liquidity as possible, to the detriment of our net interest margin, due to our inability to fully access all contingency funding sources that were previously available to us prior to the signing of the OCC Agreement.

Interest expense decreased $3.0 million as both the average balance of interest-bearing liabilities and the rates paid thereon decreased.  Most of the decreased funding was concentrated in higher-rate certificates of deposit and borrowings.  The decline in average-interest bearing deposits was also heavily influenced by the sale of the Richmond branches. The rate paid on interest-bearing liabilities decreased in lesser magnitude than the earning asset yield due to intense competition for deposits, which impacts our ability to drop rates aggressively and in tandem with FOMC actions.  Also, certificates of deposits are not subject to repricing until maturity.

Table 2

	Nine Months Ended
	September 30, 2008			September 30, 2007
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balances	Expense	Rate	Balances	Expense	Rate
Assets:
Interest Earning Assets:
Loans, net of unearned discounts(1)	$239,256	$11,543	6.44%	$327,355	$17,985	7.35%
Securities (2)	97,627	3,863	5.29%	196,293	7,907	5.39%
Federal funds sold	31,124	530	2.27%	11,362	438	5.15%
Total interest earning assets	368,007	$15,936	5.78%	535,010	$26,330	6.58%
Other assets	27,732			26,344
Total assets	$395,739			$561,354
Interest-Bearing Liabilities:
Interest-bearing deposits	$259,521	$8,378	4.31%	$392,180	$14,167	4.83%
Borrowed funds	75,364	2,786	4.94%	94,217	3,854	5.47%
Total interest-bearing liabilities	334,885	$11,164	4.45%	486,397	$18,021	4.95%
Other liabilities:
Demand deposits	18,351			24,351
Other liabilities	1,687			3,947
Total liabilities	354,923			514,695
Shareholders’ equity	40,816			46,659
Total liabilities and shareholders’ equity	$395,739			$561,354
Net interest income		$4,772			$8,309
Interest spread (3)			1.33%			1.63%
Net interest yield on earning assets (net interest margin) (4)			1.73%			2.08%

(1)           Includes nonaccrual loans.

(2)           Income computed on a fully taxable-equivalent basis.

(3)           Interest spread is the average yield earned on earning assets less the average rate incurred on interest bearing liabilities.

(4)           Net interest margin is net interest income expressed as a percentage of average earning assets.

As reflected in Table 2, net interest income on a fully taxable-equivalent basis was $4.8 million for the nine months ended September 30, 2008 compared to $8.3 million for the same period in 2007.  Net loan fees (costs) included in interest income totaled $(37,000) and $77,000 for the nine months ended September 30, 2008 and September 30, 2007, respectively.  Fully taxable-equivalent interest income for the nine months ended September 30, 2008 was $15.9 million, down from $26.3 million for the same period last year.  The interest income decline was attributable to a 31.21% decrease in average earning assets coupled with an 80 basis point decrease in gross yield.  As reflected in Table 3, $7.8 million of the decline was attributable to volume and $2.6 million was attributable to rate changes.  The decline in average earning assets was attributable primarily to the balance sheet de-leveraging strategies undertaken in 2008 to improve our capital position and refocus our efforts core community banking activities.  Average loans decreased $88.1 million for the nine months ended September 30, 2008 compared with the same period in 2007 with the decrease primarily reflected in loans secured by real estate, both commercial and residential.   Loan yield decreased 91 basis points, as existing variable rate loans tied to prime repriced downward concurrent with the 325 basis point decline in the prime rate, resulting from the action of the FOMC.

The following table describes the impact on Millennium’s interest income resulting from changes in average balances and average rates for the periods indicated.  The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Table 3

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008 vs. 2007			2008 vs. 2007
	Due to	Change in		Due to	Change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Earned On:
Loans	$(1,803)	$(633)	$(2,436)	$(4,240)	$(2,202)	$(6,442)
Securities	(1,543)	(74)	(1,617)	(3,897)	(147)	(4,044)
Federal Funds Sold	114	(34)	80	337	(245)	92
Total interest earned on interest-earning assets	(3,232)	(741)	(3,973)	(7,800)	(2,594)	(10,394)

Interest Paid On:
Interest-bearing deposits	(1,642)	(748)	(2,390)	(4,273)	(1,516)	(5,789)
Borrowed funds	(465)	(163)	(628)	(694)	(374)	(1,068)
Total interest paid on interest-bearing liabilities	(2,107)	(911)	(3,018)	(4,967)	(1,890)	(6,857)

Net interest income	$(1,125)	$170	$(955)	$(2,833)	$(704)	$(3,537)

The high cost of funds remains a major focus as well as our ability to increase demand deposits and other lower cost deposits in a very difficult economic environment.  The net interest margin for the nine months ended September 30, 2008 decreased by 35 basis points to 1.73% compared to 2.08% for the same period in 2007.  Due to an additional 100 basis point reduction in the prime lending rate which occurred in October 2008, and the volume of existing loans that have a variable rate tied to prime, we do not expect improvement in our net interest margin for the remainder of the year even though our cost of funds is expected to decline from the repricing of maturing certificates of deposits, including brokered certificates of deposit, and fixed rate advances from the Federal Home Loan Bank.

Noninterest Income

The Company’s noninterest income consists primarily of loan fees, service charges on deposits and income from bank owned life insurance.  During the quarter ended September 30, 2008, we recorded an other than temporary impairment charge of $817,000 on investment securities and recognized write-downs or realized losses associated with OREO properties totaling $356,000.  Exclusive of these items and a decrease in income from bank owned life insurance of $73,000 due to the decision to surrender the bank owned life insurance policies during the 3rd quarter of 2008, there was no material change in total noninterest income recognized from continuing operations for the period ended September 30, 2008 compared to the same period in 2007.

During the nine months ended September 30, 2008, we recognized securities gains of $734,000 associated with the investment deleveraging strategy executed in the first quarter of 2008 offset by the other than temporary impairment charge of $817,000 and losses from the sale or write-down of OREO for $686,000.  For the same period

in 2007, there were no securities gains recognized and only $50,000 in losses from the sale or write-down of OREO.   Other than these items, there was no material change in total noninterest income recognized from continuing operations for the period ended September 30, 2008 compared to the same period in 2007.

Due to our decision to surrender our BOLI policies, noninterest income recognized from the increase in cash surrender value will no longer be recognized in future periods.   The loss of noninterest income is expected to be replaced by higher net interest income, either in the form of increased interest income from earning assets or as a reduction in funding costs.

Noninterest Expense

Total noninterest expense includes employee-related costs, occupancy and equipment expense and other overhead.  Officers’ and employees’ compensation and benefits recognized from continuing operations for the three months ended September 30, 2008 compared to the same period in 2007 decreased $127,000 while FDIC insurance, legal fees, and OREO expense increased $73,000, $233,000, and $202,000 respectively.   FDIC insurance has increased in correlation with higher risk-based assessments that became effective with the signing of the OCC Agreement. Further increases in assessments will be forthcoming in conjunction with the increases in FDIC insurance coverage that were temporarily approved by the FDIC in response to the liquidity stress within the banking industry as a whole, and as a result of the proposed increases in assessment ranges commencing in January 2009. The increase in legal fees and OREO expense was due to significant credit and collection costs incurred in managing/resolving the higher level of nonperforming loans and OREO properties.    The higher credit and collection costs are currently expected to continue for the next 3 to 6 months and then should decline dramatically as nonperforming loans migrate to OREO and then are sold.  The exact timing of resolution, however, can be impacted by events beyond our control that could lengthen the resolution timeframe beyond this 6-month period.

Officers’ and employees’ compensation and benefits recognized from continuing operations for the nine month period ended September 30, 2008 compared to the same period in 2007 increased $166,000 while FDIC insurance, legal fees and OREO expense increased $199,000, $466,000, and $524,000, respectively.  Several factors influenced the increase in compensation and benefits cost; including severance payments of $83,000, the hiring of two new senior level managers, normal merit increases and increases in the cost of the health insurance plans.  FDIC insurance has increased in correlation with higher risk-based assessments that became effective with the signing of the OCC Agreement. The increase in legal fees and OREO expense was due to significant credit and collection costs incurred in managing/resolving the higher level of nonperforming loans and OREO properties.

Income Taxes

Income tax expense varies from one period to the next with changes in the level of income before taxes, changes in the amount of tax-exempt income, and the relationship of these changes to each other.  Income tax provision for the three and nine months ended September 30, 2008 include a $7.0 million charge to record a deferred tax asset valuation allowance.   Realization of the deferred tax assets is dependent on generating sufficient taxable income. Given the size of the net operating losses already incurred and the current expectation that operating losses will continue into 2009, management believes that it is more likely than not that sufficient taxable income will not be generated to realize the deferred tax asset in its entirety in the foreseeable future.

In the third quarter 2008, the surrender of the BOLI policies generated taxable income of approximately $1.4 million, which was absorbed by net operating loss carry forwards.   The $1.4 million gain is also subject to a 10% tax penalty, which is included as a liability on the balance sheet.

Allowance for Losses on Loans

The allowance for loan losses at September 30, 2008 was $4.1 million, compared to $3.9 million at December 31, 2007.   The allowance for loan losses to gross loans held for investment was 2.01% at September 30, 2008 compared with 1.56% at December 31, 2007.   Management believes the allowance for loan losses was adequate to cover probable incurred credit losses in the loan portfolio at September 30, 2008.  The loan loss provision of $379,000 recorded for the three months ended September 30, 2008 approximated the net charge-offs for the quarter. Net charge-offs for the nine months ended September 30, 2008 were $2.1 million compared with $502,000 for the same period last year.   Charge-offs increased in 2008 as the level of nonperforming loans increased and underlying real estate collateral values further deteriorated due to weakness in the economy.

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

After reviewing the financial and operating condition of the Bank on January 29, 2008, the Federal Home Loan Bank rescinded the Bank’s credit availability until such time as the OCC Agreement has been terminated or significant improvement in the Bank’s financial condition has occurred.   The Federal Home Loan Bank did allow the Bank to retain credit availability of $66.4 million, which was the amount of borrowings outstanding at that date.  The Federal Home Loan Bank also required that all outstanding advances be collateralized only with cash and/or securities.  Federal funds facilities at the Bankers Bank and Compass Bank were also rescinded.  These actions, coupled with the restrictions placed upon us by the OCC Agreement, which prohibited us from renewing existing brokered deposits or accepting new brokered deposits, have placed a strain on liquidity and have increased the risk that overall liquidity will not be sufficient to satisfy our depositors’ requirements and meet our customers’ credit needs.  We applied for a brokered deposit waiver with the FDIC and received waiver approval during the 2nd quarter of 2008. The total volume of brokered deposits to be renewed or rolled over under the waiver is limited to $24.4 million and the total amount of brokered deposits is limited to $50.0 million.   The waiver expires on December 15, 2008.  Heightened depositor concern, however, about the general state of the banking industry, has increased the difficulty in raising or retaining deposits in an already highly competitive local market as depositors are focused on the safety of their deposits and are less likely to deposit funds in excess of FDIC insurance coverage.   For federal income tax reasons and as an abundance of caution, we liquidated our investments in bank-owned life insurance (“BOLI”) during the third quarter. Proceeds received totaled approximately $13.4 million, and were used to further enhance our ability to meet any unanticipated funding needs.   Failure to maintain adequate liquidity to meet depositor requirements and other needs could result in the Bank being placed into receivership, notwithstanding compliance with the applicable capital requirements.

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

The Company and the Bank are subject to capital requirements of regulatory agencies.  At September 30, 2008, both the Company and the Bank exceeded all such regulatory capital requirements within the regulatory framework as shown in the following table.  As noted under the heading “Formal Agreement,” however, the Bank is considered only adequately capitalized and was required to achieve by March 31, 2008 and thereafter maintain, higher minimum capital levels.   The Bank did achieve the higher capital ratios as required.

	September 30, 2008
(Dollars in thousands)	Millennium Bankshares Corporation	Millennium Bank
Tier 1 Capital:
Common stock	$44,637	$14,800
Capital surplus	4,905	34,750
Subordinated debentures (1)	8,000	—
Retained earnings	(17,354)	(13,354)
Disallowed intangible assets	—	—
Disallowed deferred tax assets	—	—
Total Tier 1 Capital	$40,188	$36,196

Tier 2 Capital:
Allowance for loan losses (2)	2,923	2,905
Off balance sheet risk exposure	—	—
Subordinated debentures	—	—
Total Tier 2 Capital	2,923	2,905
Total Risk Based Capital	$43,111	$39,101
Risk Weighted Assets	$232,678	$231,270

Capital Ratios:
Tier 1 Risk-Based	17.27%	15.65%
Total Risk-Based	18.53%	16.91%
Tier 1 Leverage Ratio	11.64%	10.53%

(1) Limited to 25% of total Tier 1 core capital elements.  Remainder, if any, is Tier 2 capital.

(2) Limited to 1.25% of risk weighted assets.

By March 31, 2008, the Bank, under conditions within the OCC Agreement, was required to achieve and thereafter maintain a total risk-based capital ratio equal to 13% of risk-weighted assets, a tier 1 capital ratio equal to 12% of risk-weighted assets, and a leverage ratio equal to 10% of adjusted total assets.   At March 31, 2008, the Bank met or exceeded these benchmarks.  At September 30, 2008, the Bank’s total risk-based capital ratio, tier 1 risk-based capital ratio and leverage ratio were 16.91%, 15.65% and 10.53%, respectively, continuing to exceed the mandated benchmarks.

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

At September 30, 2008, deposits from continuing operations were $228.4 million, a decrease of $65.1 million from $293.5 million at December 31, 2007.  The decrease in deposits was most heavily concentrated in certificates of deposit and includes a decline from one depositor of $20.0 million and declines in brokered deposits of $36.4 million. Raising low cost deposits continues to be the challenge in our marketplace being faced by all banks. Management therefore, continues to focus its marketing efforts towards attracting lower cost transaction accounts. Strategies associated with the demand deposit growth initiative include electronic check deposit, automated wire notification, a corporate wide incentive program and a renewed focus on commercial and industrial loans to small businesses. There is no assurance that these efforts will be successful or, if successful, will reduce our reliance on time deposits and borrowings.

Brokered deposits are deposits that we obtain through brokers for a fee.  Brokered deposits are available in bulk, and they do not require any investments in branch offices, branch personnel or additional spending for marketing or education of employees.  The brokered deposits that we have obtained historically consisted primarily of 180-day through 24-month certificates of deposits, which may increase our overall cost of funds and decrease our net interest margin depending on current market conditions. The brokered deposits outstanding were $34.0 million at September 30, 2008 versus $70.4 million at December 31, 2007. Due to the capital provisions of the OCC Agreement, we could no longer accept, renew or rollover brokered deposits until such time as we received a waiver from the FDIC and/or the “troubled institution” status is lifted.  A brokered deposit waiver request was filed with the FDIC during the 2nd quarter 2008 and approved on June 20, 2008 effective until December 15, 2008.   The total volume of brokered deposits to be renewed or rolled over under the waiver shall not exceed $24.4 million and the total balance of brokered deposits shall not exceed $50.0 million.   Newly accepted brokered deposits may not be used to fund asset growth or expansion.  We anticipate that the maximum term of any new brokered deposits we obtain under the waiver will not exceed six months. During the 4th quarter 2008, we will be filing an application with the FDIC to renew the brokered deposit waiver but there is no assurance that the renewal will be approved.

The following table indicates the amount of the Company’s time deposits by time remaining until maturity at September 30, 2008:

	Maturity
	3 Months	Over 3 to	Over 6 to	Over
(Dollars in thousands)	or less	6 months	12 months	12 months	Total

Certificates of deposit less than $100,000	$39,401	$14,008	$35,598	$24,062	$113,069
Certificates of deposit of $100,000 or more	18,747	5,272	20,630	8,458	53,107
Total certificates of deposits	$58,148	$19,280	$56,228	$32,520	$166,176

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

The Bank’s borrowings also include securities sold under agreements to repurchase and federal funds purchased.  Securities sold under agreements to repurchase are collateralized with government agency securities and are essentially deposit equivalents used by our commercial customers.  The Bank uses the proceeds for general corporate purposes.  At September 30, 2008, the Bank had $2.8 million in securities sold under agreements to repurchase and federal funds purchased.

Historically, the Bank has used borrowings to supplement deposits when deposit growth does not keep pace with loan growth or when borrowings are available at a lower overall cost to the Bank or they can be invested at a positive rate of return.  At September 30, 2008 we currently have $14.0 million in remaining borrowing capability with the Federal Home Loan Bank, as our credit availability was limited to $66.4 million by that agency.  This amount coincided with the amount of advances outstanding as of the date the OCC Agreement was signed.

Management intends to fund anticipated loan closings and operating needs through cash on hand, proceeds from the sale of loans, cash generated from operations and anticipated increases in deposits.  Current and anticipated marketing programs will be primarily targeted at the attraction of lower cost transaction accounts.

There can be no assurance that the Company will be able to successfully attract sufficient deposits or other funds necessary to meet the cash needs of depositors, debt service and loan funding, or that such deposits or other funds can be attracted on terms that are profitable for the Company.

Investments

At September 30, 2008, the Company had $74.0 million in total available for sale securities, a decrease of $99.5 million since December 31, 2007.  The decrease in available for sale securities since year-end 2007 was attributable to the execution of a de-leveraging strategy associated with the sale of the Richmond branches.  The decrease was concentrated primarily in obligations of states and political subdivisions and agency securities.

Loans

Net loans consist of total loans, offset by deferred loan fees and the allowance for loan losses.  Net loans were $201.2 million at September 30, 2008 compared to $243.4 at December 31, 2007.   The decline is associated with our desire to reduce our exposure to commercial real estate and a strategic focus on improving management of the loan portfolio rather than focusing exclusively on loan production.  We have also experienced some runoff in our boat loan portfolio (included in Consumer), which may continue in the 4th quarter as borrowers take advantage of attractive market rates to refinance.  Management expects net new loan volume, in general, to be minimal in the 4th quarter 2008 based on an analysis of the existing loan pipeline and anticipated runoff.  At the same time, we also expect some migration of nonperforming loans to OREO status as we work towards resolution of these credits.

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

Non-Performing Assets

We had $15.3 million in non-accrual loans at September 30, 2008, compared to $13.7 million at December 31, 2007.  The increase in nonaccrual loans is attributable to further asset quality deterioration due in large measure to the impact of the poor economic environment.  Prior to the reclassification to nonaccrual status, the loans were being actively monitored by the Special Assets division of the Bank and work-out efforts are in progress.  At September 30, 2008, we had 5 credits aggregating $10.1 million or 67% of the total of non-performing loans.  The Company believes based on information known and available currently, that the probable losses related to these credits are adequately reserved in the allowance for loan losses.  During the second quarter 2008, a loan totaling $2.8 million for the development of a commercial piece of property, currently appraised for $9.2 million, as is, was placed on nonaccrual when the interest reserves were fully utilized.  This credit is cross collateralized and cross-defaulted with our largest nonperforming loan, a $4.2 million land development loan that was placed on nonaccrual in 2007.  In October, the bank bought back the participant’s share of this land development loan for $3.0 million.  The transaction was effected to allow us full autonomy over resolution and is expected to help facilitate resolution of two other nonperforming loans made to development LLC’s which have substantially identical principals.  One property represents 70% of the $4.3 million in OREO at September 30, 2008.

The following table details information concerning non-performing assets at the dates indicated:

(Dollars in thousands)	September 30, 2008	December 31, 2007

Non-accrual loans	$15,263	$13,711
Loans past due 90 days or more and still accruing interest	—	$874
Total non-performing loans	$15,263	$14,585
Foreclosed properties	4,267	1,811
Total non-performing assets	$19,530	$16,396
Non-performing loans to total loans	7.43%	5.90%
Non-performing loans to allowance for loan losses	370.19%	378.54%
Nonperforming assets to total assets	6.11%	3.16%

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

The Corporation’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic filings with the Commission.

There were no changes in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

In the course of our operations, we may become a party to legal proceedings arising from the banking, financial, and other activities we conduct.  At September 30, 2008, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on Millennium’s financial condition, operating results, or liquidity.

Item 1A. Risk Factors

There were no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 in response to Item 1A to Part I of Form 10-K, except as follows:

The failure to maintain adequate liquidity could have material adverse affects on the Company and the Bank, and on the value of investments in the Company’s common stock.

Liquidity is the ability to meet our present and future financial obligations, including the obligations to meet the withdrawal and funding needs of depositors and borrowers, as well as the ability to repay borrowed funds when due.  The principal sources of our liquidity are deposits, including brokered deposits, borrowed funds and payments on, and sales of, outstanding loans and investment securities.

The market in which the Company and Bank operate is a highly competitive one, and obtaining core deposits, noninterest bearing or relatively low cost savings and money market deposits, is a significant challenge faced by most banks in the market.  Recent turmoil in the financial industry has heightened depositor concerns, and made the solicitation of core deposits, particularly deposits in excess of the deposit insurance caps, more difficult. As a result of the OCC Agreement, the Bank is only able to accept brokered deposits, a source of funding upon which the Bank has long relied, pursuant to an FDIC waiver.  The FDIC waiver limits the amount of brokered deposits which the Bank may accept, renew or roll over, and expires in December 2008.  There can be no assurance that the Company’s request to extend the waiver will be approved, or that any extension will not impose greater restrictions on the use of brokered deposits. There can be no assurance that the Bank’s other sources of borrowed funds, including but not limited to FHLB borrowings, Fed funds lines and other interbank borrowings, will be available to provide necessary liquidity when needed.

There can be no assurance that the Company will be able to successfully attract sufficient deposits or other funds necessary to meet the cash needs of depositors, debt service and loan funding, or that such deposits or other funds can be attracted on terms that are profitable for the Company. The failure to maintain adequate liquidity could result in the Bank being placed into receivership, notwithstanding compliance with the applicable capital requirements, which would likely result in the elimination of all shareholder value.

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

MILLENNIUM BANKSHARES CORPORATION
(Registrant)

Date: November 21, 2008	/s/ Richard I. Linhart

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